Form 10-Q
period 1995-03-31
NYCOR INC /DE/
filed 1995-05-12
CIK 809066

<PAGE 1>

- -----------------------------------------------------------------
- -----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                     -------------------
                          FORM 10-Q

( X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended    March 31, 1995   or

(  )      Transition report pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934

For the transition period from            to
                              ----------------------------------

Commission file number               1-9386
                        ----------------------------------------


                        NYCOR, INC.
- ----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


  DELAWARE                                   22-2748564
  --------                      ---------------------------------
(State of Incorporation)    (I.R.S. Employer Identification No.)


  287 CHILDS ROAD, BASKING RIDGE, NEW JERSEY              07920
- -------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code) (908) 953-8200
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No
                             -------    -------
The registrant has outstanding 2,799,594 shares of Common Stock, 4,051,375 shares of Class A Stock, and 714,100 shares of Class B
Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of May 6, 1995.
<PAGE 2>

                           NYCOR, INC.
                              INDEX

                                                            PAGE
PART I     FINANCIAL INFORMATION                           NUMBER

  Item 1.  Financial Statements
            Consolidated Statements of Operations             3
            Consolidated Balance Sheets                      4-5
            Consolidated Statements of Cash Flows             6
            Notes to the Consolidated Financial Statements    7


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    8-9




PART II    OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                   10

SIGNATURE                                                     11


<PAGE 3>

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                           NYCOR, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
      (dollar amounts in thousands, except per share date)
                           (unaudited)

                                        First Quarter Ended
                                               March 31
                                             1995    1994
Revenues:
 Net Sales                                 $21,036   $21,457

COGS                                        19,378    18,069
Selling, general and
administrative expense                       2,527     2,084
                                           --------  -------

Income (loss)before income taxes              (869)    1,304
Federal and state income taxes                  30        77
                                           --------  -------
Net (loss) income                            ($899)    1,227
                                           ========  =======


Primary earnings per share:
 Earnings (loss) per share                  ($0.18)    $0.10
                                           ========  =======


Dividends per share declared:
 Preferred Stock                            $0.425    $0.850


<PAGE 4>
                            NYCOR, INC.
                   CONSOLIDATED BALANCE SHEETS
                  (dollar amounts in thousands)
                           (unaudited)

                                   March 31,         December 31,
                                       1995               1994
                                 -------------   -------------
ASSETS
- ------

Current assets:
    Cash                                  $2,579          $1,981
    Accounts receivable (less allowance
       of $389 at March 31, 1995 and       1,721           1,353
       $409 at December 31, 1994)
    Accounts receivable from
       Fedders Corporation                 5,781           5,970
    Inventories:
        Finished goods                     1,202             897
        Work in process                    3,807           4,660
        Raw materials and supplies         4,673           5,188
    Other current assets                   2,083             820
                                        --------        --------
        Total current assets              21,846          20,869


Property, plant and equipment:
    Land                                   2,664           2,664
    Buildings and improvements             7,967           7,951
    Machinery & equipment                 20,218          19,622
                                        --------        --------
                                          30,849          30,237

    Less accumulated depreciation         (7,162)         (6,383)
                                        --------        ---------
     Net property, plant and equipment    23,687          23,854


Goodwill                                  41,964          42,240
Other assets                               1,910           2,031
                                        --------        ---------

        Total assets                     $89,407         $88,994
                                        ========        =========

<PAGE 5>
                           NYCOR, INC.
                   CONSOLIDATED BALANCE SHEETS
                  (dollar amounts in thousands)
                          (unaudited)

                                        March 31,    December 31,
                                           1995          1994
                                      ------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities :
    Accounts payable                         $5,384       $4,364
    Accrued expenses                          5,860        5,164
    Current portion of long-term debt            10           10
    Other current liabilities                    79           71
                                           --------      --------
        Total current liabilities            11,333        9,609
Long-term debt                                   21           23
Non-current portion of warranty expense         698          616

Stockholders' equity:
     Preferred Stock, $1 par value,
       5,000,000 shares authorized,
       1,150,000 shares issued and
       outstanding at March 31, 1995
       and December 31, 1994                  1,150        1,150

     Common stock, $1 par value,
       115,000,000 shares authorized,
       and 2,882,155 shares issued as of
       March 31, 1995 and
       December 31, 1994                      2,882        2,882

     Class A stock, $1 par value,
       100,000,000 shares authorized,
       4,229,971 shares issued as of
       March 31, 1995 and
       December 31, 1994                      4,230        4,230

     Class B stock, $1 par value,
       7,500,000 shares authorized,
       714,100 shares issued and
       outstanding as of March 31, 1995
       and December 31, 1994                    714          714

     Additional paid-in capital              37,779       37,779

     Retained earnings from
       January 1, 1988                       31,753       33,144

     Less-treasury stock at cost:
       82,561 shares of Common
       Stock; 178,596 shares of
       Class A Stock                         (1,153)      (1,153)
                                           --------      --------
        Total stockholders' equity           77,355       78,746
                                           --------      --------
        Total liabilities and
         stockholders' equity               $89,407      $88,994
                                           ========      ========

<PAGE 6>
                           NYCOR, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (dollar amounts in thousands)
                           (unaudited)

                                              First Quarter Ended
                                                  March 31,
                                              1995      1994
                                              ------    -------
Cash flows from operations:
  Net income (loss)                            ($  899)  $ 1,227
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                 778       632
      Amortization                                 400       451
      Increase in accounts receivable           (  179)   (5,045)
      Decrease (increase) in inventories         1,063    (1,439)
      Increase in other current assets          (1,263)      (92)
      Increase in other assets                      (3)        -
      Increase in accounts payable               1,020     2,081
      Increase in accrued expenses and
       taxes payable                               784     1,125
                                               --------  --------
      Net cash provided by (used in)
        operations                               1,701    (1,060)
                                               --------  --------
Cash flows from investing activities:
  Proceeds from sale of equipment                   -        500
  Additions to property, plant and
    equipment                                     (612)     (498)
                                               --------  --------
       Net cash provided by (used in)
         investing activities                     (612)        2
                                               --------  --------
Cash flows from financing activities:
  Dividends paid                                  (489)     (978)
  Proceeds from sale of stock                        -       100
  Payments on capital lease                        (2)        (4)
  Increase (decrease) in short-term borrowing       -      1,850
                                               --------  --------
       Net cash provided by (used in)
         financing  activities                    (491)      968
                                               --------  --------
Net increase (decrease) in cash and
  cash equivalents                                 598       (90)

Cash and cash equivalents, beginning
  of period                                      1,981     1,336
                                               --------  --------
Cash and cash equivalents, end of period        $2,579    $1,246
                                               ========  ========
Supplemental disclosure:
Interest paid                                       $8        $9

<PAGE 7>

                            NYCOR, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


(a)   Statement of information furnished
      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994, and the cash flows for the three months ended March 31, 1995 and 1994.


(b)   Earnings per share
      Primary earnings per share are computed by dividing net income less Preferred Stock dividends (declared or cumulating) by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents outstanding: 7,583,000 and 7,589,000 in the first quarter of 1995 and 1994, respectively. Fully diluted earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents (assuming conversion of Preferred Stock) outstanding during the year: 10,133,000 and 10,142,000 in the first quarter of 1995 and 1994, respectively. (See Exhibit 11)


<PAGE 8>



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have influenced the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

BACKGROUND

Until September 1992, NYCOR, Inc. (the "Company"), had been solely engaged in a search for businesses to acquire. On September 25, 1992, the Company acquired Melcor Corporation ("Melcor"), a manufacturer of solid state thermoelectric heat pump modules, which are used for special cooling and heating applications. On September 28, 1992, the Company acquired Rotorex Company, Inc. ("Rotorex"), which manufactures rotary compressors for room air conditioners.

RESULTS OF OPERATIONS

Net sales of $21.0 million for the quarter ended March 31, 1995 was $0.4 million lower than in the same period of 1994, reflecting lower sales of rotary compressors. Sales of thermoelectric heating and cooling modules remained essentially the same.

Gross profit for the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994 decreased from $3.4 million to $1.7 million. The decrease gross profit is largely attributable to continuing inefficiencies at the Company's rotary compressor operations. The manufacturing inefficiencies at Rotorex are expected to continue until investments being made at the Rotorex facility are completed and the related equipment and systems are fully operational. It is anticipated that substantially all of the planned investments will be completed by the end of the third quarter.

Selling, general and administrative expenses for the quarter ended March 31, 1995 amounted to $2.5 million compared to $2.1 million for the quarter ended March 31, 1994. The increase is primarily attributable to increased research and developmental cost and international sales expense. The net loss amounted to $0.9 million for the quarter ended March 31, 1995 compared to $1.2 million net income in the same period of 1994.

<PAGE 9>


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital is $10.5 million at March 31, 1995, compared to $11.3 million at December 31, 1994. In April 1995, the Company renewed a $3,000,000 working capital line credit facility with a commercial bank that expires April 30, 1996. In connection with the working capital line of credit, the Company received a separate line of credit of $1,000,000 for issuance of documentary letters of credit that expires April 30, 1996. The interest rate on the credit facilities is one percentage point over the prime rate. There is currently no borrowing outstanding under the line. Management believes that the Company's earning and borrowing capacity are sufficient to meet the needs of its operations and long-term requirements.

<PAGE 10>

PART II     OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibit
       (10) Modification Agreement No. 3 to Loan Agreement dated
            April 28, 1995 among NYCOR, Inc., NYCOR North
            America, Inc., and Rotorex Company, Inc. and National
            Westminster Bank NJ

       (11) Statement re computation of per share earnings

b)     Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter for which this report is filed

<PAGE 11>

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NYCOR, INC.


                                      By  /s/ Kent E. Hansen
                                          --------------
                                          Vice President-Finance
                                          and General Counsel



Date  May 12, 1995                    Signing both in his
      ---------------                 capacity as Vice President
                                      on behalf of the Registrant
                                      and as Chief Financial
                                      Officer of the Registrant

                  MODIFICATION AGREEMENT NO. 3




     This Modification Agreement No. 3 made and dated as of the 28th day of April, 1995 (the "Agreement"), by and among:

     NATWEST BANK N.A. (formerly known as NATIONAL WESTMINSTER
BANK NJ), a national banking association organized and existing under the laws of the United States Of America (the "Lender");
and

     NYCOR, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware
("NYCOR"); and

     NYCOR NORTH AMERICA, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware ("North America"); and

     MELCOR CORP. (formerly known as MATERIALS ELECTRONIC
PRODUCTS CORPORATION), a corporation duly organized, validly existing and in good standing under the laws of the State of New
Jersey ("MEP"); and

     ROTOREX COMPANY, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware ("Rotorex") (hereinafter NYCOR, North America, MEP and Rotorex shall be collectively referred to as the "Credit Parties" and individually referred to as a "Credit Party"); and

     Each Guarantor set forth on the signature page hereof (the
"Guarantors").

     WHEREAS, the Lender extended a $3,000,000 discretionary line of credit to the Credit Parties on April 23, 1993 pursuant to a certain loan agreement by and among the Lender and the Credit Parties (as amended by a Modification Agreement ("Modification Agreement No. 1") dated as of April 29, 1994, and by a Modification Agreement ("Modification Agreement No. 2") dated June 10, 1994, the "Loan Agreement"); and

     WHEREAS. the Lender has agreed to extend another discretionary line of credit in favor of the Credit Parties for letters of credit subject to the terms and conditions thereof;
and

     WHEREAS, the Lender and the Credit Parties now desire to further modify the Loan Agreement and the Loan Documents, as defined therein;

     NOW, THEREFORE, the parties hereto, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, agree as follows:

     (1) Any word not otherwise defined herein shall have the meaning ascribed to such term in the Loan Agreement.



     (2)  The Loan Agreement is hereby amended as follows:

          (a) The definition of "Line Sub-Limit" is hereby deleted.

          (b) The definition of "Note" is hereby deemed to refer to the Discretionary Line Note executed and delivered by the Credit Parties in connection with this Agreement.

          (c) Section 2.01 is hereby deleted in its entirety and replaced with the following:

               "Section 2.01. LINE OF CREDIT. Subject to the terms and conditions of this Loan Agreement the Bank hereby extends and makes available to the Credit Parties a discretionary line of credit in the maximum principal amount of $3,000,000 (such line of credit, the "Line"). The Line shall be available in its entirety only for cash advances to the Credit Parties ("Advances") (all Advances under the Line are referred to herein as "Extensions of Credit"). An Extension of Credit shall reduce the available Line in a Dollar amount equal to the Dollar amount of such Extension of Credit. The Line will not be made available for letters of credit.

               THE LINE MAY BE REDUCED OR REVOKED BY THE BANK AT ITS DISCRETION AND SOLE OPTION AT ANY TIME OR FROM TIME TO TIME FOR ANY REASON OR FOR NO REASON. THE BANK, IN ITS SOLE DISCRETION AND WHETHER OR NOT ANY EVENT OF DEFAULT SHALL HAVE OCCURRED, MAY MAKE OR REFUSE TO MAKE ANY EXTENSION OF CREDIT REQUESTED BY THE CREDIT PARTIES UNDER THE LINE".

          (d) Section 2.07 is hereby deleted in its entirety and replaced with the following:

               "2.07 PRINCIPAL AND INTEREST PAYMENT DATES. The aggregate principal amount of all Extensions of Credit under the Line shall be due and payable on the maturity date of the then current Note; provided, however that if (i) on or before the 10th day prior to the maturity date of the then current Note, the Bank notifies NYCOR on behalf of the Credit Parties that the maturity date of the then current Note will be extended for another 90 days, and (ii) each of the Credit Parties executes and delivers a new Note evidencing such extension to the Bank on or before the fifth day prior to such maturity date, then such maturity date will be so extended for the term of the new Note (i.e., 90 days). The Credit Parties hereby acknowledge that any such extension is expressly conditioned upon the execution and delivery by each of the Credit Parties of a new Note reflecting the extension on or before the fifth day preceding the maturity date of the then current Note. Notwithstanding the foregoing, under no circumstances will the Bank extend the maturity date of any Note to a date later than May 1, 1996 on which date all outstanding principal, interest and other sums accrued under this Loan Agreement shall be due and payable. If the Bank does not notify NYCOR on behalf of the Credit Parties of its intention to extend the maturity date of the then current Note on or before the 10th day prior to the maturity date of the then current Note, all interest, principal and other sums accruing under the Loan Agreement shall be due and payable on the maturity date of the then current Note. Interest on all outstanding Advances shall be due and payable on the last day of each month commencing April 30, 1993".

          (e) Section 3.06 is hereby amended by inserting " and December 31, 1994" into the fourth line thereof immediately after "December 31, 1993".

          (f)  Section 7.01 is hereby amended by removing the "."
               at the end of Section 7.01(p) and adding "; or " in its place. And by adding a new Section 7.01(q) to read as follows:

              "(q) if a default by any of the Credit Parties of any obligation under any letter of credit application or reimbursement agreement between or among any of the Credit Parties and the Bank which now or hereafter exists."

          (g) All terms and conditions of the Loan Agreement not expressly modified herein shall remain in full force and effect.

     (3)  The Loan Documents are hereby amended as follows:

          (a)  All references in the Loan Documents to any other
               Loan Document are hereby amended to include such Loan Documents as modified hereby.

          (b) Each Pledge of Stock Agreement is hereby modified by inserting the following before the ";" in
               Section 2(i) of each document:

               "and all obligations of the Borrowers under and pursuant to letter of credit applications and reimbursement agreements to and in favor of the Lender and all fees and expenses associated therewith, including without limitation, the repayment of any amounts paid by Lender in the honor of a draft presented under a letter of credit issued by the Lender for any of the Borrowers".

          (c) Each Security Agreement is hereby amended by adding the following to the end of the definition of "Obligation" contained in each Security
               Agreement:

               "and all obligations of any of the Borrowers under and pursuant to letter of credit applications and reimbursement agreements to and in favor of the Lender and all fees and expenses associated therewith, including without limitation, the repayment of any amounts paid by Lender in the honor of a draft presented under a letter of credit issued by the Lender for any of the Borrowers".

          (d) The Guaranty is hereby amended by adding the following language prior to the "." at the end of the first full paragraph on page 3 thereof:

               "including without limitation all obligations of the Borrowers under the Loan Agreement and the Loan Documents and all obligations of any of the Borrowers under and pursuant to letter of credit applications and reimbursement agreements to and in favor of the Lender and all fees and expenses associated therewith, including without limitation, the repayment of any amounts paid by Lender in the honor of a draft presented under a letter of credit issued by the Lender for any of the Borrowers".

          (e) All terms and conditions of the Loan Document not expressly modified herein shall remain in full force and effect.

     (4) The Subordination Agreement is hereby amended as follows:

          (a) The definition of "Loan" is expanded to include the indebtedness currently described therein plus "all obligations of any of the Borrowers under and pursuant to letter of credit applications and reimbursement agreements and all fees and expenses associated therewith, including without limitation, the repayment of any amounts paid by Lender in the honor of a draft presented under a letter of credit issued by the Lender for any of the Borrowers".

          (b) All references in the Subordination Agreement to the Loan Documents shall mean the Loan Documents as modified hereby.

          (c)  All terms and conditions of the Subordination
               Agreement not expressly modified herein shall remain in full force and effect.


     (5) REPRESENTATIONS, WARRANTIES AND COVENANTS. (a) To induce Lender to enter into this Agreement, each Credit Party and each Guarantor jointly and severally represent, warrant and covenant to the Lender as of the date hereof that:



          (i) The execution and delivery of this Agreement and any of the documents executed and delivered in connection herewith does not violate (a) any provision of any Credit Party's or any Guarantor's Certificate
         (or Articles) of Incorporation, as amended, or by-laws,
          or any other operative organic documents, or (b) any
          agreement or undertaking to which any Credit Party or any Guarantor is a party or to which any of them is bound in any fashion.

          (ii) This Agreement is legal, valid and binding on each Credit Party and each Guarantor and is enforceable in accordance with its terms against each Credit Party and each Guarantor.

          (iii) Each Credit Party and each Guarantor has taken all action required by law to validate and make this Agreement enforceable.

          (iv) There are no actions, suits or proceedings pending, or threatened, against any Credit Party or any Guarantor or any of their respective properties, except as disclosed under the Loan Agreement, and none of them are in default with respect to any order, writ, injunction, decree or demand of any court or any Governmental Authority.

          (b) Each Credit Party does hereby reaffirm all its representations, warranties and covenants as set forth in the Loan Agreement and all of the Loan Documents to which it is a party, as of April 23, 1993 and as of the date hereof, as if set forth herein at length.

          (c) Each Guarantor does hereby reaffirm all its respective representations, warranties and covenants as set forth in the Loan Documents to which they are a party as of April 23, 1993 and as of the date hereof, as if set forth herein at length.

     (6)  EVENT OF DEFAULT.  Each Credit Party and each
Guarantor jointly and severally represent and warrant that there exists no condition which at present constitutes, or with the passage of time and the giving of notice would constitute, an Event of Default as defined in the Loan Agreement, the Note or any other Loan Document. Each Credit Party and each Guarantor hereby acknowledges that any material misrepresentation contained herein shall constitute any Event of Default as defined in the Loan Agreement.

     (7) FURTHER ASSURANCE. Each Credit Party and each Guarantor will execute such additional documents as may be reasonably requested by the Lender to reflect the terms and conditions of this Agreement and will cause to be delivered such certificates, legal opinions and other documents as are reasonably required by the Lender. In addition, the Credit Parties will pay all costs and expenses in connection with the preparation, execution and delivery of the documents executed in connection with this transaction, including, without limitation, the reasonable fees and out-of-pocket expenses of special counsel to the Lender as well as any and all filing and recording fees and stamp and other taxes with respect thereto and to save the Lender harmless from any and all such costs, expenses and liabilities.

     (8) RELEASE. TO INDUCE LENDER TO ENTER INTO THIS AGREEMENT, BORROWER AND GUARANTOR HEREBY RELEASE, ACQUIT AND FOREVER DISCHARGE LENDER, AND THE OFFICERS, DIRECTORS, AGENTS, EMPLOYEES, SUCCESSORS AND ASSIGNS OF LENDER FROM ALL LIABILITIES, CLAIMS, DEMAND, ACTIONS OR CAUSES OF ACTIONS OF ANY KIND (IF THERE BE ANY), WHETHER ABSOLUTE OR CONTINGENT, DISPUTED OR UNDISPUTED, AT LAW OR IN EQUITY, OR KNOWN OR UNKNOWN THAT IT NOW HAS OR EVER HAD AGAINST LENDER ARISING UNDER OR IN CONNECTION WITH ANY OF THE LOAN DOCUMENTS OR OTHERWISE.

     (9) NO WAIVER. Except as otherwise expressly provided in is Agreement, nothing herein shall be deemed to amend or modify any provision of the Loan Agreement or any of the other Loan Documents, each of which shall remain in full force and effect. This Agreement is not intended to be, nor shall it be construed to create, a novation or accord and satisfaction, and the Loan Agreement, as herein modified, shall continue in full force and effect. Notwithstanding any prior mutual temporary disregard of any of the terms of any of the Loan Documents, the parties agree that the terms of each of the Loan Documents shall be strictly adhered to on and after the date hereof.

    (10) FEES AND EXPENSES. The Borrowers, jointly and severally, agree to pay the following fees and expenses associated with this Agreement upon the execution and delivery hereof:

          (A)  Lender's arrangement fee of $10,000;
          (B) UCC-3 financing statement recording fees to the State of Maryland in the amount of $1,417.50; and
          (C)  Lender's counsel fees and expenses of $1,500.

    (11)  JURY TRIAL.  THE PARTIES HERETO EACH HEREBY WAIVE THE
RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT, COUNTERCLAIM OR
PROCEEDING ARISING OUT OF OR RELATED TO THIS AGREEMENT.

    (12) COUNTERPARTS. Delivery of an executed counterpart of the signature page hereof by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

    (13) EFFECTIVENESS. This Agreement shall not become effective until counterparts hereof shall have been executed and delivered by each party hereto.

    (14) GOVERNING LAW. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New
Jersey.

     IN WITNESS WHEREOF, the parties hereto have set their hands and seals below.







                             CREDIT PARTIES
                             --------------

                             NYCOR, INC.


                             By: /s/ Kent E. Hansen
                                 --------------------------------
                                 Kent E. Hansen, Vice President



                             NYCOR NORTH AMERICA, INC.


                             By: /s/ Kent E. Hansen
                                 -------------------------------
                                 Kent E. Hansen, Vice President



                             MELCOR CORPORATION (F/K/A
                             MATERIALS ELECTRONIC PRODUCTS
                             CORPORATION)


                             By: /s/ Charles R. Weber
                                 --------------------------------
                                 Charles R. Weber, Vice President



                             ROTOREX COMPANY, INC.


                             By: /s/ Kent E. Hansen
                                 -------------------------------
                                 Kent E. Hansen, Vice President



                             GUARANTORS
                             ----------


                             MELCOR INTERNATIONAL SALES
                             CORPORATION


                             By: /s/ Charles R. Weber
                                 --------------------------------
                                 Charles R. Weber, Vice President








                             MELCOR INTERNATIONAL SALES, INC.


                             By: /s/ Charles R. Weber
                                 --------------------------------
                                 Charles R. Weber, Vice President



                             ROTOREX INTERNATIONAL, INC.


                             By: /s/ Kent E. Hansen
                                 -------------------------------
                                 Kent E. Hansen, Vice President



                             ROTOREX TECHNOLOGIES, INC.


                             By: /s/ Kent E. Hansen
                                 -------------------------------
                                 Kent E. Hansen, Vice President



                             LENDER
                             ------


                             NATIONAL WESTMINSTER BANK NJ


                             By: /s/ Keith Stinchcomb
                                 -------------------------------
                                 Keith Stinchcomb, Vice President



                                                       Exhibit 11
                            NYCOR, INC.
               EARNINGS PER SHARE COMPUTATIONS
        (amounts in thousands, except per share data)

                                              First Quarter Ended
                                                   March 31,
                                                 1995    1994
PRIMARY:
   Average number of common and common
     equivalent shares outstanding              7,580      7,589
                                              ========   =======
Net income (loss) less preferred
     stock dividends                          ($1,388)   $   738
                                              ========   =======
Net income (loss) per common share             ($0.18)     $0.10
                                              ========   =======

FULLY DILUTED:
   Average number of common and common
     equivalent shares outstanding              7,580      7,589

   Additional average number of common
     shares assuming conversion of the
     preferred stock                            2,553      2,553
                                              --------   -------
   Average number of common and common
     equivalent shares outstanding assuming
     conversion of the preferred stock
                                               10,133     10,142
                                              ========   =======

Net income (loss)                               ($899)    $1,227
                                              ========   =======

   Net income (loss) per common share          ($0.09)     $0.12
                                              ========   =======