Form 10-Q
period 1995-06-30
NYCOR INC /DE/
filed 1995-08-14
CIK 809066

<PAGE 1>

-----------------------------------------------------------------
-----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                     -------------------
                          FORM 10-Q

( X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended    June 30, 1995   or

(  )      Transition report pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934

For the transition period from            to
                              ----------------------------------

Commission file number               0-15299
                        ----------------------------------------


                        NYCOR, INC.
----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


  DELAWARE                                   22-2748564
  --------                      ---------------------------------
(State of Incorporation)    (I.R.S. Employer Identification No.)


  287 CHILDS ROAD, BASKING RIDGE, NEW JERSEY              07920
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
The registrant has outstanding 2,799,594 shares of Common Stock, 4,051,375 shares of Class A Stock, and 714,100 shares of Class B
Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of August 9, 1995.
<PAGE 2>

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


<PAGE 3>

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                           NYCOR, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
      (dollar amounts in thousands, except per share data)
                           (unaudited)

                                       Second Quarter Ended
                                                June 30
                                             1995    1994
Revenues:
 Net Sales                                 $19,707   $23,083

COGS                                        17,901    20,270
Selling, general and
administrative expense                       2,127     2,134
                                           --------  -------

Income (loss)before income taxes              (321)      679

Federal and state income taxes                   7        19
                                           --------  -------
Net (loss) income                            ($328)     $660
                                           ========  =======


Primary earnings per share:
 Earnings (loss) per share                  ($0.11)    $0.02
                                           ========  =======


Dividends per share declared:
 Preferred Stock                            $0.425    $0.850



                                          Six Months Ended
                                                June 30
                                             1995    1994
Revenues:
 Net Sales                                 $40,743   $44,540

COGS                                        37,279    38,335
Selling, general and
administrative expense                       4,654     4,222
                                           --------  -------

Income (loss)before income taxes            (1,190)    1,983


Federal and state income taxes                  37        96
                                           --------  -------
Net (loss) income                          ($1,227)   $1,887
                                           ========  =======


Primary earnings per share:
 Earnings (loss) per share                  ($0.29)    $0.12
                                           ========  =======


Dividends per share declared:
 Preferred Stock                            $0.850    $1.700


See acccompanying notes
<PAGE 4>
                            NYCOR, INC.
                   CONSOLIDATED BALANCE SHEETS
                  (dollar amounts in thousands)
                           (unaudited)

                                    June 30,         December 31,
                                       1995               1994
                                 -------------   -------------
ASSETS
------

Current assets:
    Cash                                  $2,008          $1,981
    Accounts receivable (less allowance
       of $572 at June 30, 1995 and        1,337           1,353
       $409 at December 31, 1994)
    Accounts receivable from
       Fedders Corporation                 6,666           5,970
    Inventories:
        Finished goods                       964             897
        Work in process                    4,095           4,660
        Raw materials and supplies         5,077           5,188
    Other current assets                   2,044             820
                                        --------        --------
        Total current assets              22,191          20,869


Property, plant and equipment:
    Land                                   2,664           2,664
    Buildings and improvements            10,321           7,951
    Machinery & equipment                 26,541          19,622
                                        --------        --------
                                          39,526          30,237

    Less accumulated depreciation         (7,913)         (6,383)
                                        --------        ---------
     Net property, plant and equipment    31,613          23,854

Goodwill                                  41,683          42,240
Other assets                               1,855           2,031
                                        --------        ---------

        Total assets                     $97,342         $88,994
                                        ========        =========

See accompanying notes
<PAGE 5>
                           NYCOR, INC.
                   CONSOLIDATED BALANCE SHEETS
                  (dollar amounts in thousands)
                          (unaudited)

                                         June 30,    December 31,
                                           1995          1994
                                      ------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities :
    Accounts payable                         $6,806       $4,364
    Accrued expenses                          5,921        5,164
    Current portion of obligations under
      capital leases                          1,100           10
    Other current liabilities                    76           71
                                           --------      --------
        Total current liabilities            13,903        9,609

Obligations under capital leases              6,332           23
Non-current portion of warranty expense         568          616

Stockholders' equity:
     Preferred Stock, $1 par value,
       5,000,000 shares authorized,
       1,150,000 shares issued and
       outstanding at June 30, 1995
       and December 31, 1994                  1,150        1,150

     Common Stock, $1 par value,
       115,000,000 shares authorized,
       2,882,155 shares issued as of
       June 30, 1995 and December 31, 1994    2,882        2,882

     Class A Stock, $1 par value,
       100,000,000 shares authorized,
       4,229,971 shares issued as of
       June 30, 1995 and December 31, 1994    4,230        4,230

     Class B Stock, $1 par value,
       7,500,000 shares authorized,
       714,100 shares issued and
       outstanding as of June 30, 1995
       and December 31, 1994                    714          714

     Additional paid-in capital              37,779       37,779

     Retained earnings from
       January 1, 1988                       30,937       33,144

     Less-treasury stock at cost:
       82,561 shares of Common
       Stock; 178,596 shares of
       Class A Stock                         (1,153)      (1,153)
                                           --------      --------
        Total stockholders' equity           76,539       78,746
                                           --------      --------
        Total liabilities and
         stockholders' equity               $97,342      $88,994
                                           ========      ========

See accompany notes
<PAGE 6>
                           NYCOR, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (dollar amounts in thousands)
                           (unaudited)

                                               Six Months Ended
                                                  June 30,
                                              1995      1994
                                              ------    -------
Cash flows from operations:
  Net income (loss)                            ($1,227)  $ 1,887
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                               1,529     1,370
      Amortization                                 739       788
      Increase in accounts receivable             (680)   (4,263)
      Decrease in inventories                      609     1,912
      Increase (decrease)in other current assets  (832)       78
      Increase (decrease) in other assets         (402)       33
      Increase in accounts payable               2,442     1,149
      Increase in accrued expenses and
       taxes payable                               713     1,320
                                               --------  --------
      Net cash provided by operations            2,891     4,274
                                               --------  --------
Cash flows from investing activities:
  Proceeds from sale of equipment                    -       500
  Additions to property, plant and
    equipment                                   (1,845)     (831)
                                               --------  --------
       Net cash used in investing activities    (1,845)     (331)
                                               --------  --------
Cash flows from financing activities:
  Dividends paid                                  (978)   (1,955)
  Proceeds from stock options                        -       329
  Purchase of Treasury shares                        -      (360)
  Payments on capital lease obligations            (41)       (8)
                                               --------  --------
       Net cash used in financing  activities   (1,019)   (1,994)
                                               --------  --------
Net increase in cash and cash equivalents           27     1,949

Cash and cash equivalents, beginning
  of period                                      1,981     1,336
                                               --------  --------
Cash and cash equivalents, end of period        $2,008    $3,285
                                               ========  ========
Supplemental disclosure:
Leased asset additions and related obligations  $7,441         -

<PAGE 7>

                            NYCOR, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


(a)   Statement of information furnished
      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, the results of operations for the six months ended June 30, 1995 and 1994, and the cash flows for the six months ended June 30, 1995 and 1994.


(b)   Earnings per share
      Primary earnings per share are computed by dividing net income less Preferred Stock dividends by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents outstanding: 7,580,000 and 7,583,000 in the second quarter of 1995 and 1994, respectively. Fully diluted earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents (assuming conversion of Preferred Stock) outstanding during the year: 10,133,000 and 10,136,000 in the second quarter of 1995 and 1994, respectively. (See Exhibit 11)

(c)   Lease Obligations
      In June 1995, the Company entered into $7.4 million of new capital leases reflecting investment in property, plant and equipment at the Company's Rotorex operations. The obligations extend through 2002. Minimum payments under the obligations will be as follows: $928,000 in 1995, $1,857,000 in 1996, 1997 and
1998, and $2,938,000 in total payments thereafter.

(d)   Litigation
      There has been no change in the status of the litigation reported in Note 10 of the Company's 1994 Annual Report to
Stockholders. The Company continues to be adequately reserved for the matters described therein.



<PAGE 8>



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have influenced the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Net sales of $19.7 million for the quarter ended June 30, 1995 were $3.4 million lower than in the same period of 1994, reflecting lower sales of rotary compressors and thermoelectric heating and cooling modules.

Gross profit for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994 decreased from $2.8 million to $1.8 million. The decrease in gross profit is largely attributable to continuing inefficiencies at the Company's rotary compressor operations and lower sales. The manufacturing inefficiencies at Rotorex are not expected to show significant improvement until investments being made at the Rotorex facility are completed and the related equipment and systems are fully operational. Implementation of those projects is proceeding as scheduled with completion expected prior to the end of the third quarter.

Selling, general and administrative expenses for the quarter ended June 30, 1995 of $2.1 million remained virtually unchanged versus the same period in 1994. The Company incurred a one-time expense of $130 thousand for charges in connection with the investments in equipment. The net loss amounted to $0.3 million for the quarter ended June 30, 1995 compared to $0.7 million net income in the same period of 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital is $8.3 million at June 30, 1995, compared to $11.3 million at December 31, 1994. The decline in the working capital is principally attributable to the current portion of obligations under capital leases of $1.1 million. In June 1995, the Company entered into $7.4 million of new capital leases reflecting the Company's investments in property, plant and equipment for projects expected to increase efficiency and capacity. Management believes that the Company's earnings and borrowing capacity are sufficient to meet the needs of its operations and long-term requirements.

<PAGE 9>

PART II     OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibit
       (11) Statement re computation of per share earnings

b)     Reports on Form 8-K

       On June 9, 1995, the Company filed a Report on Form 8-K reporting the resignation of its independent accountants.

<PAGE 10>

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



                                          NYCOR, INC.


                                      By  /s/ Kent E. Hansen
                                          --------------
                                          Vice President-Finance
                                          and General Counsel



Date  August 14, 1995                 Signing both in his
      ---------------                 capacity as Vice President
                                      on behalf of the Registrant
                                      and as Chief Financial
                                      Officer of the Registrant


                                                       Exhibit 11
                            NYCOR, INC.
               EARNINGS PER SHARE COMPUTATIONS
        (amounts in thousands, except per share data)


                                               Three Months Ended
                                                    June 30,
                                                 1995    1994
PRIMARY:
   Average number of common and common
     equivalent shares outstanding              7,580      7,583
                                              ========   =======
Net income (loss) less preferred
     stock dividends                          ($  817)   $   171
                                              ========   =======
Net income (loss) per common share             ($0.11)     $0.02
                                              ========   =======

FULLY DILUTED:
   Average number of common and common
     equivalent shares outstanding              7,580      7,583

   Additional average number of common
     shares assuming conversion of the
     preferred stock                            2,553      2,553
                                              --------   -------
   Average number of common and common
     equivalent shares outstanding assuming
     conversion of the preferred stock
                                               10,133     10,136
                                              ========   =======

Net income (loss)                               ($328)    $  660
                                              ========   =======

   Net income (loss) per common share          ($0.03)     $0.07
                                              ========   =======

                                               Six Months Ended
                                                    June 30,
                                                 1995    1994
PRIMARY:
   Average number of common and common
     equivalent shares outstanding              7,580      7,586
                                              ========   =======
Net income (loss) less preferred
     stock dividends                          ($2,205)   $   909
                                              ========   =======
Net income (loss) per common share             ($0.29)     $0.12
                                              ========   =======

FULLY DILUTED:
   Average number of common and common
     equivalent shares outstanding              7,580      7,586

   Additional average number of common
     shares assuming conversion of the
     preferred stock                            2,553      2,553
                                              --------   -------
   Average number of common and common
     equivalent shares outstanding assuming
     conversion of the preferred stock
                                               10,133     10,139
                                              ========   =======

Net income (loss)                              (1,227)    $1,887
                                              ========   =======

   Net income (loss) per common share          ($0.12)     $0.19
                                              ========   =======