Form 10-Q
period 1995-09-30
NYCOR INC /DE/
filed 1995-11-13
CIK 809066

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

For the Quarterly Period ended    September 30, 1995   or

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

                         Yes   X     No
                             -------    -------
The registrant has outstanding 2,800,019 shares of Common Stock, 4,051,375 shares of Class A Stock, and 713,675 shares of Class B
Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of November 9, 1995.
<PAGE 2>

                           NYCOR, INC.
                              INDEX

                                                            PAGE
PART I     FINANCIAL INFORMATION                           NUMBER

  Item 1.  Financial Statements
            Consolidated Statements of Operations            3-4
            Consolidated Balance Sheets                      5-7
            Consolidated Statements of Cash Flows             8
            Notes to the Consolidated Financial Statements    9


  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   10-11




PART II    OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                   12

SIGNATURE                                                     13


<PAGE 3>

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                           NYCOR, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
      (dollar amounts in thousands, except per share data)
                           (unaudited)

                                        Third Quarter Ended
                                             September 30
                                             1995    1994
Revenues:
 Net sales                                 $15,844   $11,575

COGS                                        15,086    11,178
Selling, general and
administrative expense                       2,226     1,948
                                           --------  --------

Operating loss                              (1,468)   (1,551)

Interest expense                              (240)        -

Interest income                                 30        45
                                           --------  --------
Loss before income taxes                    (1,678)   (1,506)

Federal, state and foreign income
tax (benefit)                                  209      (194)
                                           --------  --------
Net loss                                   ($1,887)  ($1,312)
                                           ========  ========


Primary earnings per share:
 Loss per share                             ($0.31)   ($0.24)
                                           ========  ========


Dividends per share declared:
 Preferred Stock                            $0.425    $0.850


See accompanying notes

<PAGE 4>

                                          Nine Months Ended
                                           September 30
                                             1995    1994
Revenues:
 Net sales                                 $56,587   $56,115

COGS                                        52,365    49,512
Selling, general and
administrative expense                       6,946     6,193
                                           --------  --------

Operating income (loss)                     (2,724)      410

Interest expense                              (240)        -

Interest income                                 96        67
                                           --------  --------
Income (loss) before income taxes           (2,868)      477

Federal, state and foreign
income tax (benefit)                           246       (98)
                                           --------  --------
Net income (loss)                          ($3,114)     $575
                                           ========  ========


Primary earnings per share:
 Loss per share                             ($0.60)   ($0.12)
                                           ========  ========


Dividends per share declared:
 Preferred Stock                            $1.275    $2.550


See accompanying notes
<PAGE 5>
                            NYCOR, INC.
                   CONSOLIDATED BALANCE SHEETS
                  (dollar amounts in thousands)
                           (unaudited)

                                 September 30,       December 31,
                                       1995               1994
                                 -------------   -------------
ASSETS
------

Current assets:
    Cash                                  $1,117          $1,981
    Accounts receivable (less allowance
       of $421 at September 30, 1995 and   2,564           1,353
       $409 at December 31, 1994)
    Accounts receivable from
       Fedders Corporation                 5,074           5,970
    Inventories:
        Finished goods                       597             897
        Work in process                    4,629           4,660
        Raw materials and supplies         4,760           5,188
    Other current assets                   1,918             820
                                        --------        --------
        Total current assets              20,659          20,869


Property, plant and equipment:
    Land                                   2,664           2,664
    Buildings and improvements            10,592           7,951
    Machinery & equipment                 26,756          19,622
                                        --------        --------
                                          40,012          30,237

    Less accumulated depreciation         (8,674)         (6,383)
                                        --------        ---------
     Net property, plant and equipment    31,338          23,854

Goodwill                                  41,403          42,240
Other assets                               1,779           2,031
                                        --------        ---------

        Total assets                     $95,179         $88,994
                                        ========        =========

See accompanying notes
<PAGE 6>
                           NYCOR, INC.
                   CONSOLIDATED BALANCE SHEETS
                  (dollar amounts in thousands)
                          (unaudited)

                                      September 30,  December 31,
                                           1995          1994
                                      ------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities :
    Accounts payable                         $7,548       $4,364
    Accrued expenses                          5,693        5,164
    Current portion of obligations under
      capital leases                          1,133           10
    Other current liabilities                    80           71
                                           --------      --------
        Total current liabilities            14,454        9,609

Obligations under capital leases              5,994           23
Non-current portion of warranty expense         568          616

Stockholders' equity:
     Preferred Stock, $1 par value,
       5,000,000 shares authorized,
       1,150,000 shares issued and
       outstanding at September 30, 1995
       and December 31, 1994                  1,150        1,150

     Common Stock, $1 par value,
       115,000,000 shares authorized,
       2,882,580 shares issued as of
       September 30, 1995 and
       December 31, 1994                      2,882        2,882
     Class A Stock, $1 par value,
       100,000,000 shares authorized,
       4,229,971 shares issued as of
       September 30, 1995 and
       December 31, 1994                      4,230        4,230

     Class B Stock, $1 par value,
       7,500,000 shares authorized,
       713,675 shares issued and
       outstanding as of September 30, 1995
       and December 31, 1994                    714          714

     Additional paid-in capital              37,779       37,779

     Retained earnings from
       January 1, 1988                       28,561       33,144

     Less-treasury stock at cost:
       82,561 shares of Common
       Stock; 178,596 shares of
       Class A Stock                         (1,153)      (1,153)
                                           --------      --------



<PAGE 7>
        Total stockholders' equity           74,163       78,746
                                           --------      --------
        Total liabilities and
         stockholders' equity               $95,179      $88,994
                                           ========      ========

See accompanying notes
<PAGE 8>
                           NYCOR, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (dollar amounts in thousands)
                           (unaudited)

                                              Nine Months Ended
                                               September 30,
                                              1995      1994
                                              ------    -------
Cash flows from operations:
  Net income (loss)                            ($3,114)  $   575
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization              3,394     3,200
      Decrease (increase)in accounts receivable   (315)       49
      Decrease in inventories                      759     1,838
      Increase in other current assets            (833)      (47)
      Decrease (increase) in other assets         (280)       16
      Increase (decrease) in accounts payable    3,184      (977)
      Decrease (increase)in accrued expenses
       and taxes payable                           488      (316)
                                               --------  --------
      Net cash provided by operations            3,283     4,338
                                               --------  --------
Cash flows from investing activities:
  Proceeds from sale of equipment                    -       503
  Additions to property, plant and
    equipment                                   (2,334)   (1,358)
                                               --------  --------
       Net cash used in investing activities    (2,334)     (855)
                                               --------  --------
Cash flows from financing activities:
  Dividends paid                                (1,467)   (2,933)
  Proceeds from stock options                        -       329
  Purchase of Treasury shares                        -      (360)
  Payments on capital lease obligations           (346)       (8)
                                               --------  --------
       Net cash used in financing  activities   (1,813)   (2,972)
                                               --------  --------
Net increase (decrease) in cash and
 cash equivalents                                 (864)      511

Cash and cash equivalents, beginning
  of period                                      1,981     1,336
                                               --------  --------
Cash and cash equivalents, end of period        $1,117    $1,847
                                               ========  ========
Supplemental disclosure:
Leased asset additions and related obligations  $7,441         -

<PAGE 9>

                            NYCOR, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


(a)   Statement of information furnished
      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, the results of operations for the nine months ended September 30, 1995 and 1994, and the cash flows for the nine months ended September 30, 1995 and 1994.


(b)   Earnings per share
      Primary earnings per share are computed by dividing net income less Preferred Stock dividends by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents outstanding: 7,580,000 in the third quarter of 1995 and 1994. Fully diluted earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents (assuming conversion of Preferred Stock) outstanding during the year: 10,133,000 in the third quarter of 1995 and 1994. (See Exhibit 11)

(c)   Lease obligations
      In June 1995, the Company entered into $7.4 million of new capital leases reflecting investment in property, plant and equipment at the Company's Rotorex operations. The obligations extend through 2002. Minimum payments under the obligations will be as follows: $464,000 in the fourth quarter 1995, $1,857,000 in 1996, 1997 and 1998, and $2,938,000 in total payments thereafter.

(d)   Litigation
      There has been no change in the status of the litigation reported in Note 10 of the Company's 1994 Annual Report to
Stockholders. The Company continues to be adequately reserved for the matters described therein.

(e)   Subsequent event

      On October 31, 1995 the Company and Fedders Corporation jointly announced that they have reached agreement in principle to merge. Under the terms of the agreement, stockholders of NYCOR will receive shares of Fedders Corporation Class A Stock with a value of $6.25 for each share of NYCOR Common Stock, Class A Stock and Class B Stock which they own. No other terms of the agreement were disclosed. The agreement is subject to the approval of the stockholders and lenders of both companies in addition to any required government approvals.


<PAGE 10>



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have influenced the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The third quarter is the seasonally weakest quarter of the year. Net sales of $15.8 million for the quarter ended September 30, 1995 were $4.3 million higher than in the same period of 1994, reflecting higher sales of rotary compressors as a result of increased demand from Fedders Corporation and higher sales of thermoelectric heating and cooling modules for special assembly applications. Net sales include $1.3 million of royalty income from rotary compressor licensing agreements for the quarter ended September 30, 1995. There was no royalty income for the same period in 1994.

Gross profit for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994 increased from $0.4 million to $0.8 million. The increase in gross profit is attributable to increase in sales at both of the Company's operations offset by continuing inefficiencies at the Company's rotary compressor operations. The manufacturing inefficiencies at Rotorex are not expected to show significant improvement until investments being made at the Rotorex facility are completed and the related equipment and systems are fully operational. Implementation of those projects has been delayed but is expected to be completed during the fourth quarter.

Selling, general and administrative expenses for the quarter ended September 30, 1995 were $2.2 million, a $0.3 million increase versus the same period in 1994. The increase was primarily due to increased sales and marketing expense and increased research and development cost. Increased sales and marketing expense is attributable to international sales efforts at Rotorex and increased activity domestically and internationally at the Melcor operations. Research and development cost increased as a result of Rotorex's efforts to continue building its design engineering capabilities.

Interest expense of $0.2 million is a result of new capital leases reflecting investment in property, plant and equipment at the Company's Rotorex operations.

The net loss amounted to $1.9 million for the quarter ended
September 30, 1995 compared to a $1.3 million net loss in the same period in 1994.





<PAGE 11>


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital is $6.2 million at September 30, 1995 compared to $11.3 million at December 31, 1994. The decline in the working capital is principally attributable to the current portion of obligations under capital leases of $1.1 million and increased accounts payable. In June 1995, the Company entered into $7.4 million of new capital leases reflecting the Company's investments in property, plant and equipment for projects expected to increase efficiency and capacity. Management believes that the Company's earnings and borrowing capacity are sufficient to meet the needs of its operations and long-term requirements.

<PAGE 12>

PART II     OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibit
       (11) Statement re computation of per share earnings

b)     Reports on Form 8-K

       On August 16, 1995, the Company filed a Report on Form 8-K reporting the appointment of BDO Seidman, LLP as its independent accountants.

<PAGE 13>

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



                                          NYCOR, INC.


                                      By  /s/ Kent E. Hansen
                                          --------------
                                          Vice President-Finance
                                          and General Counsel



Date  November 13, 1995               Signing both in his
      -----------------               capacity as Vice President
                                      on behalf of the Registrant
                                      and as Chief Financial
                                      Officer of the Registrant


                                                       Exhibit 11
                            NYCOR, INC.
               EARNINGS PER SHARE COMPUTATIONS
        (amounts in thousands, except per share data)


                                              Third Quarter Ended
                                                September 30,
                                                1995    1994
PRIMARY:
   Average number of common and common
     equivalent shares outstanding             7,580      7,580
                                             ========   =======
Net loss less preferred  stock dividends     ($2,376)   ($1,801)
                                             ========   =======
Net loss per common share                     ($0.31)    ($0.24)
                                             ========   =======

FULLY DILUTED:
   Average number of common and common
     equivalent shares outstanding             7,580      7,580

   Additional average number of common
     shares assuming conversion of the
     preferred stock                           2,553      2,553
                                             --------   -------
   Average number of common and common
     equivalent shares outstanding assuming
     conversion of the preferred stock
                                              10,133     10,133
                                             ========   =======

Net loss                                     ($1,887)   ($1,312)
                                             ========   =======

   Net loss per common share                  ($0.19)    ($0.24)
                                             ========   =======

                                              Nine Months Ended
                                                September 30,
                                                1995    1994
PRIMARY:
   Average number of common and common
     equivalent shares outstanding             7,580      7,584
                                             ========   =======
Net loss less preferred stock dividends      ($4,581)     ($891)
                                             ========   =======
Net loss per common share                     ($0.60)    ($0.12)
                                             ========   =======
FULLY DILUTED:
   Average number of common and common
     equivalent shares outstanding             7,580      7,584

   Additional average number of common
     shares assuming conversion of the
     preferred stock                           2,553      2,553
                                             --------   -------
   Average number of common and common
     equivalent shares outstanding assuming
     conversion of the preferred stock
                                              10,133     10,137
                                             ========   =======

Net income (loss)                             ($1,887)     $575
                                             ========   =======

   Net income (loss) per common share         ($0.19)     $0.06
                                             ========   =======