Form 10-Q/A
period 1995-09-30
NYCOR INC /DE/
filed 1995-11-17
CIK 809066

<PAGE 1>
-----------------------------------------------------------------
-----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                     -------------------
                          FORM 10-Q/A

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



                                          NYCOR, INC.


                                      By  /s/ Kent E. Hansen
                                          --------------
                                          Vice President-Finance
                                          and General Counsel



Date  November 17, 1995               Signing both in his
      -----------------               capacity as Vice President
                                      on behalf of the Registrant
                                      and as Chief Financial
                                      Officer of the Registrant
