Form 10-K405/A
period 1994-12-31
NYCOR INC /DE/
filed 1996-01-29
CIK 809066

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     -------------------------------------
                                AMENDMENT NO. 2
                                       TO

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-15299

                                  NYCOR, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      22-2748564
           (State of Incorporation)                 (I.R.S. Employer Identification No.)
  287 CHILDS ROAD, BASKING RIDGE, NEW JERSEY                        07920
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (908) 953-8200

Securities registered pursuant to Section 12(b) of the Act:

                                   NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS               ON WHICH REGISTERED
  -------------------               --------------------
          None

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS

Common Stock, $1 par value
Class A Stock, $1 par value
Class B Stock, $1 par value
$1.70 Convertible Exchangeable Preferred Stock, $1 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No   .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     As of the close of business on March 15, 1995, there were outstanding 2,799,594 shares of registrant's Common Stock, 4,051,376 shares of its Class A Stock and 714,100 shares of its Class B Stock. The approximate aggregate market value (based upon the closing sale price of such stock) of these shares held by non-affiliates of the registrant as of March 15, 1995 was $15,768,407. (The value of a share of Common Stock is used as the value of a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1994 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II.

     PORTIONS OF THE COMPANY'S PROXY STATEMENT FILED IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 28, 1995 ARE INCORPORATED BY REFERENCE INTO PART III.
================================================================================

                                  NYCOR, INC.
                        FORM 10-K ANNUAL REPORT -- 1994

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
  Item  1.        Business...........................................................
  Item  2.        Properties.........................................................
  Item  3.        Legal Proceedings..................................................
  Item  4.        Submission of Matters to a Vote of Security Holders................
PART II
  Item  5.        Market for Registrant's Common Equity and Related Stockholder
                  Matters............................................................
  Item  6.        Selected Financial Data............................................
  Item  7.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................
  Item  8.        Financial Statements and Supplementary Data........................
  Item  9.        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...............................................
PART III
  Item 10.        Directors and Executive Officers of the Registrant.................
  Item 11.        Executive Compensation.............................................
  Item 12.        Security Ownership of Certain Beneficial Owners and Management.....
  Item 13.        Certain Relationships and Related Transactions.....................
PART IV
  Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K....

ITEM 1.  BUSINESS

     (a) General Development of Business

     NYCOR, Inc. (the "Company" or the "Registrant") is a holding company currently comprising two operating companies, Rotorex Company, Inc. ("Rotorex") and Melcor Corporation ("Melcor"). Rotorex manufactures rotary compressors principally for use in room air conditioners. Melcor produces thermoelectric heating and cooling modules used in a variety of applications in which space and weight are considerations or precise temperature control is required. The Company acquired both Rotorex and Melcor in September 1992. Unless otherwise indicated, all references herein to the Company or the Registrant are to NYCOR, Inc. and its subsidiaries.

     (c) Narrative Description Of Business

     Rotorex and Melcor manufacture and sell components for use in cooling and heating applications to original equipment manufacturers in the air conditioning and refrigeration industries. Rotorex compressors use vapor compression to create a cooling effect while Melcor's thermoelectric modules utilize electricity, the Peltier effect, to perform cooling and heating functions.

ROTOREX

     Products

     Rotorex manufactures and sells a broad line of rotary compressors, principally for the air conditioning and refrigeration markets.

     Compressors are used as a principal component in a variety of cooling and heating applications. Their function is to compress gas which is introduced into the compressor, causing the temperature of the gas to rise. The change in temperature of the gas permits a heat transfer to occur within the cooling and heating system. Rotary compressors are characterized by a circular, or rotary, motion and are generally smaller, quieter and more energy efficient than the traditional reciprocating compressors.

     Rotorex's product line consists of two basic series of compressors, designated as the 39 Frame and 48 Frame, with capacities ranging from 5,100 to 18,500 BTUs. Models within each series, with specific cooling capacities within the indicated range, are produced by varying the mechanical pump assembly and motor. By varying the motors, Rotorex also creates compressors capable of operating with different voltages for applications in various parts of the world.

     The air conditioners in which Rotorex's compressors are used are subject to regulations providing for minimum energy efficiency rating ("EER") requirements. Achieving required EERs results from a combination of an efficient compressor and the design of the air conditioning system in which the compressor is installed. Current proposed rulemaking by the Energy Department under the National Appliance Energy Conservation Act would have the effect of increasing minimum required EERs. Rotorex's compressors currently provide efficiencies which enable its customers to meet EER requirements applicable to their air conditioners. In the event that the new regulations are adopted, the efficiency of certain models of Rotorex's compressors would have to be improved. It is not certain at present if the proposed regulations will be adopted and, if they are, when the requirements would become effective. Regardless of the adoption of these proposed regulations, Rotorex is continually seeking to improve the efficiency of its compressors in order to remain competitive in the markets it serves. Investments have been made in 1995 to upgrade its laboratory facilities. These investments, which totaled approximately $1.6 million, coupled with a strong design staff with many years of compressor experience, give Rotorex the design capability necessary to make such improvements. Investments in an automated assembly system are expected to help improve mechanical efficiency and an ongoing motor design program further enhances Rotorex's ability to improve the efficiency of its compressors.

     Freon is used as a refrigerant in air conditioning systems. Freon is one of the ozone-depleting chemicals that are currently being phased out of use. The type of freon used in room air conditioners is an HCFC which is currently an acceptable substitute for the CFC refrigerants which have a much more harmful effect on the environment. Rotorex does not expect that requirements to ultimately phase out the use of HCFC refrigerants will have a material effect on its operations or expenditures.

     Marketing

     Rotorex compressors are currently sold in the United States principally to the residential room air conditioning market, with sales concentrated to Fedders Corporation ("Fedders"). Fedders has been the major customer for Rotorex compressors for approximately 20 years. Rotorex expects that, with the implementation of programs designed to capitalize on the growing international market, international sales may become a greater percentage of Rotorex's overall sales; however, there can be no assurance as to the extent of such sales. Rotorex has entered into a supply agreement (the "Supply Agreement") with Fedders, pursuant to which Rotorex is required to sell to Fedders up to 800,000 rotary compressors annually and Fedders is required to purchase 80% of its requirements for rotary compressors from Rotorex up to 800,000 compressors, subject to certain exceptions. The terms of sales to Fedders under the Supply Agreement are negotiated annually and must be no less favorable than sales to other customers. This requirement for sales to Fedders leaves Rotorex with substantial capacity to expand its markets and customer base. Rotorex believes that its agreement with Fedders provides it with a substantial base of sales from which to expand its sales in the international markets for room air conditioners. Rotorex participates in a substantial portion of the relatively mature United States market for room air conditioners and it intends to capitalize on this base to increase its sales in the more rapidly growing international markets. In 1994, Rotorex's sales were favorably impacted as a result of back-to-back successful years enjoyed by the domestic air conditioning industry. As previously indicated, as Rotorex's efforts in the international markets continue, sales in these markets may represent a greater percentage of Rotorex's overall sales.

     Rotorex believes that significant growth opportunities exist in the international market, particularly in Asia. Rotorex has been active in the international market for a number of years through its technology licensing program. Currently, Rotorex has three licensees in mainland China and one each in Taiwan and South Korea. The license agreements require Rotorex to provide technology to the licensees and the licensees to pay royalties to Rotorex based upon sales of finished compressors. In early 1995, Rotorex established a representative office in Beijing which is expected to enhance Rotorex's presence in the important China market. Rotorex has also opened a branch office in England to serve the European, Middle Eastern and North African markets and expects to establish a sales office in Singapore. Rotorex will continue to assess the international markets to determine how best to participate in those markets.

     A number of countries in which Rotorex is pursuing sales opportunities, including China, impose tariffs on imported compressors. At present, Rotorex believes that the demand for compressors in these markets will continue to provide opportunities to increase sales in these markets. Rotorex will continually assess the impact of tariffs on its markets to determine how best to effectively serve such markets.

     Rotorex promotes its products through the use of product literature, catalogs and advertising in industry publications and exhibits its products at industry and target market trade shows.

     Production

     Rotorex currently manufactures all of its compressors and pump assemblies in a 200,000 square foot facility owned by Rotorex in Frederick, Maryland. Efforts to improve efficiency and productivity at this facility and the quality of the products manufactured are ongoing. In early 1995, Rotorex obtained the highest level of certification, ISO 9001, for its quality management system under the International Standards Organization. The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility.

     During 1995, Rotorex will complete several investments which are expected to enhance manufacturing efficiencies. An automated compressor assembly system is expected to increase capacity and improve quality and efficiency. New gauging systems will automate gauging of parts prior to their assembly in the pump component of the compressor. Plant wide air conditioning will provide better temperature and humidity control which is beneficial in the manufacture of high tolerance parts. It is expected that these investments which along with site preparation, will be approximately $10.3 million will be substantially completed by October 1995.

MELCOR

     Products

     Melcor manufactures solid state heat pump modules that utilize the Peltier effect to perform the same cooling and heating functions as freon-based compressors and absorption refrigerators.

     Melcor's modules are typically used in spaces with special requirements, such as limited space, lightweight cooling requirements or a space existing under special environmental conditions. They are also used for precise temperature control by reversing the electric current to cycle from cooling to heating.

     Melcor's customers are original equipment manufacturers that primarily use the modules for cooling purposes in applications such as portable beverage coolers and refrigerators, laboratory, scientific, medical and restaurant equipment and telecommunications and computer equipment.

     Melcor's products are sold under the trademark FRIGICHIP.

     Marketing

     Melcor's modules are currently sold by salaried salespeople and a network of sales representative firms located throughout the world. The representative firms purchase products from Melcor and resell them to their own customers. The sales representatives provide all technical support and engineering design required by their customers.

     Over the past two years, softness in the Japanese and European economies has impacted Melcor's sales in those markets. Additionally, Melcor has begun to experience increased competition in certain product markets it serves. This increased competition is being addressed by an aggressive sales effort.

     Melcor advertises its products in a variety of national and international technical and trade publications, principally in the electronics and electro-optical industries, and participates in international trade exhibitions.

     Production

     Melcor manufactures its modules in facilities near Lawrence Township, New Jersey, comprising 53,000 square feet. The Company believes that the production capacity available at Melcor's facilities is sufficient for its needs for the foreseeable future.

     Melcor designs and builds internally certain module producing equipment. Melcor has a program in place to maintain, upgrade and replace equipment as necessary and seeks to selectively automate its processes on an ongoing basis to improve productivity.

SEASONALITY

     Rotorex's results of operations and financial condition currently are substantially dependent on its sales to the domestic room air conditioner market, which is highly seasonal. In addition, Rotorex's working capital needs are seasonal, with its greatest utilization of lines of credit early in the calendar year. Melcor's sales are moderately seasonal. Demand for its products is lowest in the third calendar quarter.

RAW MATERIALS AND PURCHASED COMPONENTS

     The most important material purchased by Rotorex is steel. However, steel is a relatively small part of the overall cost of a compressor and increases in its cost have not had a material impact on Rotorex's cost of production. Rotorex also purchases from other domestic and foreign manufacturers certain components, the most important of which is motors. Melcor's primary purchases of materials are the elements that comprise the metal ingots, ceramic plates, stampings and plating.

     Neither Rotorex nor Melcor is dependent upon any one source for major components of its manufactured products, except that General Electric Company and Rotomatika are major suppliers of motors used by Rotorex in manufacturing compressors.

COMPETITION

     Rotorex competes against approximately eight domestic and foreign companies, many of which are substantially larger and have greater resources than Rotorex. Competition in the market for Rotorex compressors is generally on the basis of price and quality. The Company believes that its pricing and warranty policies are competitive with those of similar manufacturers. In the markets in which Rotorex competes, it faces competition from large manufacturers from the United States, Japan and Korea. The Company believes that its pricing, design and quality allow it to be competitive in these markets. In addition, the investments previously described are expected to allow Rotorex to remain competitive while improving operating margins. Purchasers of rotary compressors generally require high efficiency, low noise and long-term reliability. The Company believes that Rotorex is generally competitive based on these criteria. A new design engineering laboratory and the other investments previously described herein will allow Rotorex to continually improve its compressors to remain competitive.

     Melcor competes against several other manufacturers of thermoelectric modules and believes it is one of the world's leading producers of thermoelectric heat pump modules, in terms of unit sales and revenues, and maintains this position on the basis of the price and quality of its products. The quality of thermoelectric heat pump modules is measured by, among other things, the change in temperature which can be produced by the modules and the long-term reliability of the modules, which do not contain any moving parts.

BACKLOG

     Orders for the Company's products are entered into the production sequence as they are received. Generally, there is only a short production time necessary to satisfy customer orders. Based on the foregoing, the Company does not believe that recorded order backlog is a significant factor in understanding or evaluating its business.

RESEARCH AND DEVELOPMENT

     Information with respect to amounts spent on research and development by the Company is included in Note 1 of the Notes to Consolidated Financial Statements at page 8 of the Company's 1994 Annual Report to Stockholders (the "Annual Report"), which note is incorporated herein by reference. During the past two years, the expenses for research and development have increased significantly, primarily as a result of increased expenditures at Rotorex necessary to staff and equip its design engineering group in a manner appropriate to Rotorex's operations following the Company's acquisition of Rotorex in September 1992. It is expected that these costs will continue to increase but on a more moderate scale. At Melcor, there is also a strong research and development effort and certain costs previously otherwise classified were reclassified to research and development in 1994.

TRADEMARKS

     Rotorex sells its compressors under the trademark ROTOREX. Melcor's modules are sold under the trademark FRIGICHIPS. While the Company believes that these trademarks are well known and enhance the marketing of Rotorex's and Melcor's products, the Company does not consider that the successful conduct of either operation is dependent upon such trademarks.

WORKING CAPITAL PRACTICES

     The Company regularly reviews working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operations. Sales of both Rotorex compressors and Melcor modules are currently weighted toward the first half of the calendar year, and the Company's working capital requirements are greatest during this period. Information with respect to the Company's warranty and return policies is included in Note 1 of the Notes to Consolidated Financial Statements at page 8 of the Annual Report, which note is incorporated herein by reference.

ENVIRONMENTAL MATTERS

     It is the Company's policy to take all practicable measures to minimize air and water pollution resulting from its operations. Neither Rotorex nor Melcor made capital expenditures on environmental protection related items during 1994 which were material to their total capital expenditures, earnings and competitive position or anticipate making material capital expenditures on such items in 1995.

EMPLOYEES

     The Company has approximately 812 employees. The contract with the union representing Rotorex employees expires in August 1997. The current agreement, which was negotiated in 1994, created a new classification for employees who work in operations in which high precision is a requirement and which are most important from a quality standpoint. This and certain other work-rules changes, are expected to be a factor in improving efficiency at the Rotorex facility. Melcor's employees are non-union. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in facilities owned by the Company in Basking Ridge, New Jersey. Rotorex and Melcor own or lease the following facilities:

                                                                                   APPROXIMATE
                                                                                   SQUARE FEET
                         LOCATION                         PRINCIPAL FUNCTION      OF FLOOR AREA
    --------------------------------------------------  ----------------------    -------------
    Frederick, Maryland                                 manufacture of rotary        200,000
      (owned by Rotorex)                                compressors
    780 North Clinton Ave.                              manufacture of                15,000
    Trenton, New Jersey                                 components
      (leased by Melcor)
    990 Spruce Street                                   manufacture of                15,000
    Lawrence Twp, New Jersey                            components
      (owned by Melcor)
    1040 Spruce Street                                  assembly of modules           22,400
    Lawrence Twp, New Jersey                            and executive offices
      (leased by Melcor)

     The Company believes that Rotorex's and Melcor's machinery, equipment and facilities are in good operating condition. Certain of the investments at the Rotorex facility described previously coupled with additional selected investments and process changes are expected to increase Rotorex's capacity by the fourth quarter of 1995, enabling Rotorex to support growing international sales opportunities. Melcor has sufficient capacity to support sales growth for the foreseeable future and continually seeks to selectively automate processes at its facilities.

ITEM 3.  LEGAL PROCEEDINGS

     On June 28, 1989, Rotorex received notice that it was named as a potentially responsible party in a proceeding pending before the United States Environmental Protection Agency captioned In the Matter of Spectron, Inc. Site. This proceeding involves a Superfund site in Elkton, Maryland which is currently being remediated. Rotorex, without admitting liability, has agreed to participate in the removal of materials from the site. Under this agreement, Rotorex's share of the remediation costs at this site is 0.0023793, based upon the relatively small quantity of material at the site attributable to Rotorex. The estimate cost of removal of materials is $9 million. Therefore, the Company does not anticipate that its liability in this matter will exceed $25,000. The Company is currently on appeal in the United States Court of Appeals for the Second Circuit from a judgment, in the amount of $1.2 million, exclusive of interests and costs rendered against Rotorex in the United States District Court for the Northern District of New York in a case captioned Delchi Carrier SpA v Rotorex Corporation. The appeal was filed in October 1994 and seeks to overturn a judgment for lost profits and certain costs arising out of a contract to supply compressors in 1988. For additional information on legal proceedings, see Note 10 of the Notes to Consolidated Financial Statements at Page 11 of the Annual Report, which note is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information as of March 1, 1995 with respect to each person who is an executive officer of the Company. Officers are elected annually for a term of one year and until their successors have been elected and qualified.

                       NAME                      AGE                 POSITION HELD
    -------------------------------------------  ---     -------------------------------------
    Salvatore Giordano.........................  84      Chairman of the Board
    Sal Giordano, Jr...........................  56      Vice Chairman and Chief Executive
                                                         Officer
    Joseph Giordano............................  62      President
    Kent E. Hansen.............................  47      Vice President-Finance and General
                                                         Counsel, Chief Financial Officer;
                                                         Secretary
    Edwin Diaz.................................  32      Controller

     Messrs. Salvatore Giordano and Sal Giordano, Jr. have held their present positions since November 1986. Mr. Joseph Giordano has been President of the Company since May 1990 and, prior thereto, Senior Vice President of the Company from November 1986. Messrs. Salvatore Giordano and Sal Giordano, Jr. are executive officers of Fedders and they and Mr. Joseph Giordano are directors and stockholders of Fedders. Messrs. Sal Giordano, Jr. and Joseph Giordano are sons of Mr. Salvatore Giordano.

     Mr. Hansen has held his present position since August 1992. Previously, he was Vice President and General Counsel of Fedders from October 1989 and, prior thereto, Associate General Counsel of Fedders from September 1985.

     Mr. Diaz was elected Controller of the Company in October 1994. Prior to joining the Company, Mr. Diaz was Controller of Lancer Industries, Inc. from October 1990 and Assistant Controller of The Alfieri Organization from May 1988.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Class A Stock trade on the Nasdaq Stock Market. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of March 15, 1995, there were 2,783 record holders of Common Stock, 2,785 record holders of Class A Stock and 44 record holders of Class B Stock. For information with respect to the Company's Common Stock, Class A Stock and Class B Stock, see Notes 4, 5 and 11 of the Notes to Consolidated Financial Statements at pages 10 and 12 of the Annual Report, which notes are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     See the table entitled "Selected Financial Data" at page 9 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses factors which influenced the financial position and operating results of NYCOR, Inc. (the "Company") during the periods included in the accompanying consolidated financial statements. Results of operations for 1994 and 1993 are not comparable to the 1992 results as the Company did not have revenues from operations in the first nine months of 1992 and its earnings were from investments. The Company acquired Rotorex Company, Inc. ("Rotorex") and Melcor Corporation ("Melcor") in September 1992.

     Results of Operations. The Company's revenues increased by $16,011,000 to $75,237,000 in 1994. The net growth in revenue was due to higher sales of rotary compressors under Rotorex's ten year supply agreement with Fedders Corporation resulting from increased demand for room air conditioners (see note 2). Management believes the agreement with Fedders to provide rotary compressors at negotiated market prices continues to provide a substantial base of sales from which its presence in the international market can be expanded. Growth in compressor sales was offset by lower sales of thermoelectric heating and cooling modules caused by increased competition in certain of Melcor's markets. Melcor's management team, which collectively has many years of experience in thermoelectrics, is addressing this new marketplace reality. The Company had revenues of $59,226,000 in 1993, its first full year of operations with Rotorex and Melcor. Revenues in 1992 of $14,210,000 included interest and other income of $9,586,000 and net sales of $4,624,000 for the last three months of the year for the acquired companies.

     The gross profit margin decreased in 1994 due to manufacturing inefficiencies in the production of rotary compressors as a result of ramping up to and sustaining a higher level of production than has been required at Rotorex in more than five years. During 1995, Rotorex will complete investments in automated parts gauging and compressor assembly systems, and improved plant wide air conditioning which are expected to increase capacity and improve production quality and efficiency. Gross margin was also impacted by severe winter weather, which affected production at both subsidiaries, and by lower sales of thermoelectric heating and cooling modules in 1994.

     Selling, general and administrative expense of $9,460,000 in 1994 represents an increase over 1993, primarily due to an increase in a provision for certain litigation resulting from a judgement rendered against the Company for approximately $1,200,000, exclusive of interest and costs (see note 10). Also contributing to this increase were $1,444,000 in research and development costs (($745,000 in 1994) primarily attributable to staffing and equiping Rotorex's design engineering group) to an annual level which management believes is necessary and will be moderately increased in the future. Selling, general and administrative expense of $3,384,000 in 1992 reflects the inclusion of the acquired companies' administrative expense in the fourth quarter of 1992.

     The 1994 earnings of $635,000 were influenced by the factors described above. In 1993, the Company produced earnings of $4,244,000 in the first full year of operations with Rotorex and Melcor. The Company's earnings for 1992 of $5,240,000 were primarily from high yields on certain investments (see note 2) and the gain on the sale of Zenith Electronics Corporation stock.

     The Company adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" as of January 1, 1993. The cumulative effect of accounting change reflects the utilization of tax loss carryforwards in the first quarter of 1993.

     Liquidity and Capital Resources. The Company's working capital requirements are currently heaviest in the first three months of the year as operations reflect the seasonal demands of the air conditioner market. Accounts receivable increased to $7,323,000 at December 31, 1994 from $4,946,000 a year earlier, reflecting increased sales at Rotorex. Inventories decreased from $12,979,000 to $10,745,000, primarily due to increased sales in the fourth quarter of 1994.

     The Company has a $3,000,000 working capital facility with a commercial bank, which bears interest at the prime rate plus one percent. The facility expires April 30, 1995. The line was last used in April 1994. In management's opinion, the Company's cash flow form operations and financing arrangements are adequate to meet its future requirements. At Rotorex, investment in plant improvements during 1995 will be approximately $10,300,000 and will be financed primarily by operating leases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, the notes thereto and the report of the Company's independent auditors thereon are included at pages 10 through 22 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement, filed in connection with the Annual Meeting of Stockholders of the Company to be held on April 28, 1995, which section is incorporated herein by reference. For information with respect to the Company's executive officers, see Part I herein.

ITEM 11.  EXECUTIVE COMPENSATION

     See the section entitled "Executive Compensation" in the Company's Proxy Statement, filed in connection with the Annual Meeting of Stockholders of the Company to be held on April 28, 1995, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the sections entitled "Security Ownership of Directors and Executive Officers" and "Principal Stockholders" in the Company's Proxy Statement, filed in connection with the Annual Meeting of Stockholders of the Company to be held on April 28, 1995, which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section entitled "Election of Directors" in the Company's Proxy Statement, filed in connection with the Annual Meeting of Stockholders of the Company to be held on April 28, 1995, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Index to Financial Statements and Financial Statement Schedules

     (a) 1.  Financial Statements

          The following Consolidated Financial Statements of the Company are included at pages 10 through 22 herein:

        Consolidated Balance Sheets at December 31, 1994 and 1993.

        Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992.

        Consolidated Statements of Cash Flows for the years ended December 31,
         1994, 1993 and 1992.

        Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1994, 1993 and 1992.

        Notes to Consolidated Financial Statements.

        Report of Independent Auditors.

     (a) 2.  Financial Statement Schedules

          Consolidated Schedules as of and for each of the years ended December 31, 1994, 1993 and 1992.

                                                                            FORM 10-K
                                                                              PAGE
                                                                            ---------
        II. Valuation and Qualifying Accounts.............................     S-1

     All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

                           SELECTED FINANCIAL DATA(A)
                            YEARS ENDED DECEMBER 31
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            1994        1993        1992        1991        1990
                                           -------     -------     -------     -------     -------
Net sales................................  $75,237     $59,226     $ 4,624          --          --
Interest and other income................       --          --     $ 9,586     $ 6,380     $ 5,984
Net income...............................  $   635     $ 4,244(b)  $ 5,240     $ 4,065     $ 5,422(c)
Net income (loss) per share..............  $ (0.17)    $  0.30     $  0.48     $  0.30     $  0.49
Cash dividends per share declared:
  Preferred Stock........................  $  2.98     $ 0.850     $ 1.275     $ 1.700     $ 1.700
  Common Stock...........................       --          --       0.120       0.160       0.160
  Class A Stock..........................       --          --       0.120       0.160          --
  Class B Stock..........................       --          --       0.108       0.144       0.144
AT DECEMBER 31
Cash and cash equivalents................  $ 1,981     $ 1,336     $ 1,495     $12,214     $62,871
Total assets.............................   88,994      90,956      89,073      75,642      75,297
Long-term debt...........................       23          13         369          --          --
Stockholders equity......................   78,746      81,565      76,524      74,056      73,971

---------------
(a) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto.

(b) In 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes, which resulted in income of $627,000 or $0.09 per share from the cumulative effect of an accounting change.

(c) Includes income from discontinued operations of $1,176,000 or $0.16 per share.

                                  NYCOR, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             AT DECEMBER 31,
                                                                           -------------------
                                                                            1994        1993
                                                                           -------     -------
                                                                               (AMOUNTS IN
                                                                            THOUSANDS, EXCEPT
                                                                             PER SHARE DATA)
                                 ASSETS
Current assets:
  Cash and cash equivalents..............................................  $ 1,981     $ 1,336
  Accounts receivable, net of allowance for doubtful accounts of $409 and
     $336 in 1994 and 1993, respectively.................................    1,353       1,963
  Accounts receivable from Fedders Corporation...........................    5,970       2,983
  Inventories............................................................   10,745      12,979
  Other current assets...................................................      820         408
                                                                           -------     -------
          Total current assets...........................................   20,869      19,669
Property, plant and equipment, net.......................................   23,854      25,532
Goodwill.................................................................   42,240      43,363
Other assets.............................................................    2,031       2,392
                                                                           -------     -------
          Total assets...................................................  $88,994     $90,956
                                                                           =======     =======
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $ 4,364     $ 3,855
  Accrued expenses.......................................................    5,164       4,418
  Current portion of long-term debt......................................       10          13
  Other current liabilities..............................................       71          55
                                                                           -------     -------
          Total current liabilities......................................    9,609       8,341
Long-term debt...........................................................       23          13
Non-current portion of warranty expense..................................      616       1,037
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1 par value, 5,000,000 shares authorized, 1,150,000 issued and outstanding at December 31, 1994 and 1993 with a
     liquidation preference of $23,000,000...............................    1,150       1,150
  Common Stock, $1 par value, 115,000,000 shares authorized, 2,882,155
     and 2,834,005 issued at December 31, 1994 and 1993, respectively....    2,882       2,834
  Class A Stock, $1 par value, 100,000,000 shares authorized, 4,229,971
     and 4,154,885 issued at December 31, 1994 and 1993, respectively....    4,230       4,155
  Class B Stock, $1 par value, 7,500,000 shares authorized, 714,100 and
     714,750 issued and outstanding at December 31, 1994 and 1993,
     respectively........................................................      714         715
  Additional paid-in capital.............................................   37,779      37,091
  Retained earnings from January 1, 1988.................................   33,144      36,412
  Less-treasury stock, at cost:
     82,561 and 77,900 shares of Common Stock and 178,596 and 79,382 shares of Class A Stock at December 31, 1994 and 1993,
     respectively........................................................   (1,153)       (792)
                                                                           -------     -------
          Total stockholders' equity.....................................   78,746      81,565
          Total liabilities and stockholders' equity.....................  $88,994     $90,956
                                                                           =======     =======

                             See accompanying notes

                                  NYCOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1993        1992
                                                                 ----        ----        ----
                                                                    (AMOUNTS IN THOUSANDS,
                                                                    EXCEPT PER SHARE DATA)
Revenue:
  Net sales...................................................  $75,237     $59,226     $ 4,624
  Interest and other income...................................       --          --       9,586
                                                                -------     -------     -------
                                                                 75,237      59,226      14,210
Cost of goods sold............................................   64,921      46,554       5,437
Selling, general and administrative expense...................    9,460       8,293       3,384
                                                                -------     -------     -------
Income before income taxes and cumulative effect of an
  accounting change...........................................      856       4,379       5,389
Federal, foreign and state income taxes.......................      221         762         149
                                                                -------     -------     -------
Income before cumulative effect of an accounting change.......      635       3,617       5,240
Cumulative effect of an accounting change.....................       --         627          --
                                                                -------     -------     -------
Net income....................................................      635       4,244       5,240
Preferred Stock dividend requirement..........................   (1,955)     (1,955)     (1,955)
                                                                -------     -------     -------
Net income (loss) attributable to common stockholders.........  $(1,320)    $ 2,289     $ 3,285
                                                                =======     =======     =======
Primary earnings (loss) per share:
  Income (loss) before cumulative effect of an accounting
     change...................................................  $ (0.17)    $  0.21     $  0.48
  Cumulative effect of an accounting change...................       --        0.09          --
                                                                -------     -------     -------
Net income (loss) per share...................................  $ (0.17)    $  0.30     $  0.48
                                                                =======     =======     =======

                             See accompanying notes

                                  NYCOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1994        1993         1992
                                                                ----        ----         ----
                                                                    (AMOUNTS IN THOUSANDS)
Cash flows from operations:
  Net Income.................................................  $   635     $ 4,244     $  5,240
     Adjustments to reconcile net income to net cash provided
       by operations:
       Depreciation..........................................    2,966       2,877          705
       Amortization..........................................    1,557       1,365          328
       Gain on sale of Zenith Electronics common stock.......       --          --       (3,156)
     Changes in operating assets and liabilities:
       Increase in accounts receivable.......................   (2,377)     (2,074)      (1,479)
       Decrease (increase) in inventories....................    2,234      (2,963)         567
       Decrease (increase) in other current assets...........     (412)       (243)         115
       Increase in other assets..............................      (73)        (47)      (2,047)
       Increase (decrease) in accounts payable...............      509        (780)         202
       Increase (decrease) in accrued expenses and other
          current liabilities................................      341        (969)         507
                                                               -------     -------     --------
          Net cash provided by operations....................    5,380       1,410          982
                                                               -------     -------     --------
Cash flows from investing activities:
  Purchase of Melcor Corporation.............................       --          --      (14,875)
  Investment in Fedders note.................................       --          --      (10,000)
  Sale of Zenith Electronics common stock....................       --          --       15,335
  Proceeds from sale of equipment............................      439          --        4,500
  Additions to property, plant and equipment.................   (1,707)       (957)        (430)
                                                               -------     -------     --------
          Net cash used in investing activities..............   (1,268)       (957)      (5,470)
                                                               -------     -------     --------
Cash flows from financing activities:
  Dividends paid.............................................   (3,421)       (978)      (2,285)
  Payments on capital lease..................................      (13)        (67)      (4,245)
  Proceeds from stock options exercised......................      228         120           --
  Proceeds from sale of stock................................       --       1,166           --
  Acquisition of treasury stock..............................     (261)         --           --
  Increase (decrease) in short-term borrowing................       --        (400)         400
  Repayment of long-term debt................................       --        (453)        (101)
                                                               -------     -------     --------
          Net cash used in financing activities..............   (3,467)       (612)      (6,231)
                                                               -------     -------     --------
Net increase (decrease) in cash and cash equivalents.........      645        (159)     (10,719)
Cash and cash equivalents, beginning of year.................    1,336       1,495       12,214
                                                               -------     -------     --------
Cash and cash equivalents, end of year.......................  $ 1,981     $ 1,336     $  1,495
                                                               =======     =======     ========
Supplemental disclosure:
  Interest paid..............................................  $    20     $    30     $     51
  Income taxes paid..........................................  $   226     $   300     $    194

                             See accompanying notes

                                  NYCOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ADDITIONAL
                                    PREFERRED   COMMON   CLASS A   CLASS B    PAID-IN     TREASURY   RETAINED
                                      STOCK     STOCK     STOCK     STOCK     CAPITAL      STOCK     EARNINGS
                                    ---------   ------   -------   -------   ----------   --------   --------
                                                             (AMOUNTS IN THOUSANDS)
Balance at December 31, 1991......   $ 1,150    $2,807   $ 3,524    $ 716     $ 32,977    $   (792)  $ 33,674
Net income........................        --       --         --       --           --          --      5,240
Preferred Stock dividend..........        --       --         --       --           --          --     (1,955)
Common Stock dividend.............        --       --         --       --           --          --       (328)
Class A Stock dividend............        --       --         --       --           --          --       (413)
Class B Stock dividend............        --       --         --       --           --          --        (77)
Conversion adjustment.............        --        2         --       (1)          --          --         --
Reclassification of additional
  paid-in capital.................        --       --         --       --        1,821          --     (1,821)
                                      ------    ------    ------     ----      -------     -------    -------
Balance at December 31, 1992......   $ 1,150    $2,809   $ 3,524    $ 715     $ 34,798    $   (792)  $ 34,320
                                      ======    ======    ======     ====      =======     =======    =======
Net income........................        --       --         --       --           --          --      4,244
Preferred Stock dividend..........        --       --         --       --           --          --       (489)
Reclassification of additional
  paid-in capital.................        --       --         --       --        1,663          --     (1,663)
Limited stock offering............        --       --        606       --          560          --         --
Stock options exercised...........        --       25         25       --           70          --         --
                                      ------    ------    ------     ----      -------     -------    -------
Balance at December 31, 1993......   $ 1,150    $2,834   $ 4,155    $ 715     $ 37,091    $   (792)  $ 36,412
                                      ======    ======    ======     ====      =======     =======    =======
Net income........................        --       --         --       --           --          --        635
Preferred Stock dividend..........        --       --         --       --           --          --     (3,421)
Conversion of stock...............        --        1         --       (1)          --          --         --
Purchase of treasury stock........        --       --         --       --           --        (361)        --
Stock issuance....................        --       --         28       --           72          --         --
Stock options exercised...........        --       47         47       --          134          --         --
Reclassification of additional
  paid-in capital.................        --       --         --       --          482          --       (482)
                                      ------    ------    ------     ----      -------     -------    -------
Balance at December 31, 1994......   $ 1,150    $2,882   $ 4,230    $ 714     $ 37,779    $ (1,153)  $ 33,144
                                      ======    ======    ======     ====      =======     =======    =======

                             See accompanying notes

                                  NYCOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1993 AND 1992

1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: Until September 1992, NYCOR, Inc. (the "Company"), had been solely engaged in a search for businesses to acquire. On September 25, 1992, the Company acquired Melcor Corporation ("Melcor"), a manufacturer of solid state thermoelectric heat pump modules, which are used for special cooling and heating applications. On September 28, 1992, the Company acquired Rotorex Company, Inc. ("Rotorex"), which manufactures compressors for room air conditioners.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     NET SALES: Sales are recorded at the time of shipment net of provisions for sales allowances, warranty and similar items.

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents are stated at cost, which is equal to market, and include highly liquid debt instruments with maturities of less than 90 days.

     WARRANTY AND RETURN POLICY: Rotorex's warranty policy provides two-year coverage for compressors. The Company's products may only be returned with the consent of the Company. The Company's policy is to accrue the estimated cost of warranty coverage and returns at the time the sale is recorded.

     INVENTORIES: Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company periodically reviews inventory for slow moving and obsolete items. Write downs, which have historically been insignificant, are recorded in the period in which they are identified. Inventories consist of the following at December 31:

                                                                        1994        1993
                                                                        ----        ----
                                                                         (IN THOUSANDS)
    Finished goods...................................................  $   897     $ 5,245
    Work in process..................................................    4,660       3,194
    Raw materials and supplies.......................................    5,188       4,540
                                                                       -------     -------
                                                                       $10,745     $12,979
                                                                       =======     =======

     PROPERTY, PLANT AND EQUIPMENT: Replacements, betterments and additions to property, plant and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in income. Property, plant and equipment consist of the following at December 31:

                                                                        1994        1993
                                                                        ----        ----
                                                                         (IN THOUSANDS)
    Land and improvements............................................  $ 2,664     $ 2,664
    Buildings and improvements.......................................    7,951       7,947
    Machinery and equipment..........................................   19,622      18,556
                                                                       -------     -------
    Property, plant and equipment at cost............................   30,237      29,167
    Accumulated depreciation.........................................   (6,383)     (3,635)
                                                                       -------     -------
                                                                       $23,854     $25,532
                                                                       =======     =======

     Depreciation is calculated using the straight-line method over the estimated useful life of each asset which is 7 to 30 years for building and improvements, and 3 to 20 years for machinery and equipment.

                                  NYCOR, INC.

                        DECEMBER 31, 1994, 1993 AND 1992

     GOODWILL AND OTHER ASSETS: Other assets consist primarily of intangible assets which, other than goodwill, are amortized over periods from 5 to 37 years using the straight-line method. Goodwill is amortized over 40 years using the straight-line method and is net of accumulated amortization of $2,536,000 and $1,413,000 at December 31, 1994 and 1993, respectively. Other assets are net of accumulated amortization of $714,000 and $280,000 at December 31, 1994 and 1993, respectively, and consist of the following at December 31:

                                                                          1994       1993
                                                                          ----       ----
                                                                          (IN THOUSANDS)
    License agreements.................................................  $  522     $  674
    Customer relationships.............................................   1,033      1,063
    Other intangibles..................................................     383        572
    Other..............................................................      93         83
                                                                         ------     ------
         Total other assets............................................  $2,031     $2,392
                                                                         ======     ======

     The recoverability of goodwill is evaluated periodically based upon the expected, undiscounted net cash flows from the related businesses.

     LONG-TERM INVESTMENTS: During 1992, the Company sold 2.2 million shares of Zenith Electronics Corporation for $15,335,000, recording a gain of $4,352,000, less $1,196,000 in deferred costs associated with the Company's 1991 proxy contest, for a net gain of $3,156,000.

     ACCRUED EXPENSES:  Accrued expenses consist of the following at December
31:

                                                                          1994       1993
                                                                          ----       ----
                                                                          (IN THOUSANDS)
    Employee compensation and benefits.................................  $1,772     $1,634
    Professional and consulting fees...................................     484        448
    Income taxes payable...............................................      17         22
    Current portion of warranty expense................................     361        746
    Litigation and contingencies.......................................   1,942        800
    Other..............................................................     588        768
                                                                         ------     ------
                                                                         $5,164     $4,418
                                                                         ======     ======

     RESEARCH AND DEVELOPMENT COSTS: All research and development costs are charged to expense as incurred and amount to $1,444,000 in 1994, $745,000 in 1993 and $132,000 in 1992.

     AMOUNTS PER SHARE: Primary earnings per share are computed by dividing net income, less Preferred Stock dividends, by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents outstanding during the year: 7,583,000, 7,544,000, and 6,890,000 in 1994, 1993 and 1992, respectively (notes 4 and 5).

     Fully diluted earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents (assuming conversion of Preferred Stock) outstanding during the year: 10,136,000, 10,097,000, and 9,443,000 in 1994, 1993 and 1992, respectively. In 1994, 1993 and 1992, fully diluted earnings per share were anti-dilutive.

                                  NYCOR, INC.

                        DECEMBER 31, 1994, 1993 AND 1992

2 -- TRANSACTIONS WITH FEDDERS

     Certain officers and directors of the Company are also officers and directors of Fedders Corporation ("Fedders") and have stockholdings in both companies. The Company had significant transactions with Fedders, as follows:

          On September 28, 1992, a $40,000,000 short-term note with Fedders, a $20,000,000 long-term note with Emerson Quiet Kool, a subsidiary of Fedders, and $1,226,000 in interest receivable were extinguished in connection with the Company's acquisition of the assets of Rotorex. In connection with these notes, the Company received $5,983,778 in interest in 1992.

          Since being acquired Rotorex has supplied Fedders with rotary compressors under a ten year supply agreement which requires Fedders to purchase certain minimum quantities, up to 800,000 units, on an annual basis. Sales to Fedders are at negotiated market prices and amount to $60,381,000, $36,697,000 and $1,111,000 during 1994, 1993 and between the date of acquisition and December 31, 1992, respectively.

3 -- INCOME TAXES

     At December 31, 1994, the Company had tax operating loss carryforwards of approximately $12,150,000, of which $10,912,000 expires in 1996 and the remainder of which expires between 1997 and 2007. The Company also had investment tax credit carryforwards of approximately $220,000 which expire in the period from 1995 through 2000 and alternative minimum tax ("AMT") credit carryforwards of approximately $1,373,000.

     Deferred tax liabilities and assets, which reflect the net tax effects of temporary differences between assets and liabilities for financial reporting and income tax purposes, consist of the following at December 31:

                                                                       1994        1993
                                                                      -------     -------
                                                                        (IN THOUSANDS)
    Deferred tax liabilities -- tax over book amortization..........  $ 1,082     $   540
                                                                      -------     -------
      Total deferred tax liabilities................................  $ 1,082     $   540
                                                                      -------     -------
    Deferred tax assets:
      Net operating loss carryforwards..............................    4,131       4,700
      AMT carryforwards.............................................    1,373       1,300
      Book over tax depreciation....................................      709         359
      Warranty......................................................      332         136
      Other.........................................................      816          --
    Valuation allowance for deferred tax assets.....................   (6,279)     (5,955)
                                                                      -------     -------
      Total deferred tax assets.....................................    1,082         540
                                                                      -------     -------
         Net deferred tax assets....................................  $    --     $    --
                                                                      =======     =======

                                  NYCOR, INC.

                        DECEMBER 31, 1994, 1993 AND 1992

     The reconciliation of the provision for income taxes, at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                               1994       1993       1992
                                                               ----       ----       ----
                                                                      (IN THOUSANDS)
    Federal income tax at statutory rate.....................  $ 291     $1,531     $ 1,821
    Goodwill amortization....................................     87         87         132
    Utilization of tax loss carryforwards....................   (362)      (946)     (1,953)
    Alternative minimum tax..................................     20         95         122
    Refund of federal tax....................................     --        (91)         --
    Foreign tax..............................................    155
    State taxes, net of federal benefit......................     30         86          27
                                                               -----     ------     -------
                                                               $ 221     $  762     $   149
                                                               =====     ======     =======

     The provision for income taxes for 1994 consists of current federal, state and foreign taxes of $20,000, $46,000 and $155,000, respectively. The provision for income taxes for 1993 consists of deferred federal taxes of $627,000 and current state taxes of $135,000. Federal taxes of $122,000 and state taxes of $27,000 in 1992, are all current.

     The Company adopted Statement of Financial Accounting Standard No. 109 ("FAS 109") "Accounting for Income Taxes" as of January 1, 1993. The adoption of FAS 109 did not have a material effect on pretax income. however, the cumulative effect of adopting FAS 109 was to increase net income by $627,000.

     At December 31, 1987, the Company adopted Statement of Financial Accounting Standard No. 96, ("FAS 96") "Accounting for Income Taxes," which allows the recognition of the tax benefits of net operating loss carryforwards in the statement of operations as a reduction of income tax expense. In September 1989, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 86. In the SEC staff's view, tax benefits of net operating loss carryforwards must be reported as an addition to additional paid-in capital rather than being recorded in the statement of operations.

     Based on the circumstances that existed when the Company reclassified its accumulated deficit to additional paid-in capital in 1988 and adopted FAS 96, the SEC staff has indicated that they would not object to the Company's continued reporting of the tax benefit of its net operating loss carryforwards in the statement of operations. If SAB No. 86 had been applied, net income for 1994, 1993, and 1992 would have been reduced by $362,000, $946,000, and
$1,953,000, respectively. There would have been no effect on the balance sheet.

4 -- STOCK OPTION PLANS

     All stock option plans, as approved by the stockholders, provide for the granting to employees and officers of incentive stock options (as defined under current tax laws) and non-qualified stock options to directors who are not employees. Stock options are exercisable at a price no less than the market value on the date of grant. Existing stock option plans permit the granting of options to purchase up to 571,890 shares of common stock and up to 721,890 shares of Class A stock.

     Stock options are exercisable one year after the date of grant and, if not exercised, will expire five years from the original date of grant. Most of the stock options are exercisable only when the Company meets a specified earnings target or at the end of five years.

                                  NYCOR, INC.

                        DECEMBER 31, 1994, 1993 AND 1992

                                                                                      EXERCISE
(IN THOUSANDS OF SHARES)                                             # OPTIONS         PRICE
                                                                     ---------     --------------
Options outstanding at December 31, 1991...........................     579        $2.94 to $3.31
Granted............................................................      15
Cancelled..........................................................     221
Exercised..........................................................      --
                                                                        ---
Options outstanding at December 31, 1992...........................     373        $2.31 to $2.50
Granted............................................................     368
Cancelled..........................................................       1
Exercised..........................................................      50
                                                                        ---
Options outstanding at December 31, 1993...........................     690        $2.31 to $2.50
Exercised..........................................................      95
                                                                        ---
Options outstanding at December 31, 1994...........................     595        $2.31 to $2.50
                                                                        ===
Options exercisable at December 31, 1994...........................      15

5 -- CAPITAL STOCK

     PREFERRED STOCK: The Preferred Stock is convertible into Common Stock and Class A Stock at a rate of 1.11 shares of Common Stock and 1.11 shares of Class A Stock for each share of Preferred Stock. Accordingly, at December 31, 1994, 1,276,500 shares of Common Stock and 1,276,500 shares of Class A Stock are reserved for issuance upon conversion. The Preferred Stock is also exchangeable in whole, but not in part, at the option of the Company for the Company's unissued 8 1/2% Convertible Subordinated Debentures due 2012 at the rate of $20 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will be convertible into Common Stock and Class A Stock at the conversion rate applicable to the Preferred Stock. The holders of Preferred Stock are entitled to receive upon liquidation $20 per share, plus accumulated and unpaid dividends to the date of distribution, before any distribution is made on the Common Stock, Class A Stock or Class B Stock. The Preferred Stock has an annual, cumulative dividend rate of $1.70 per share and has no voting rights.

     COMMON STOCK: Shares of Common Stock are reserved for the conversion of Preferred Stock, Class A Stock and Class B Stock. At December 31, 1994, 571,890 shares are also reserved for issuance in connection with options not yet granted or exercised under the Company's stock option plans (note 4).

     CLASS A STOCK: Class A Stock has rights, including dividend rights, substantially identical to Common Stock, except that the Class A Stock is not entitled to vote except to the extent provided under Delaware law. Class A Stock will automatically be converted into Common Stock on a share-for-share basis whenever all of the Class B Stock converts into Common Stock and, accordingly, at December 31, 1994, 4,229,971 shares are reserved for such conversion. Additionally, 721,890 shares are reserved for issuance in connection with options not yet granted or exercised under the Company's stock option plans (note 4). In January 1993, the Company offered to sell to three non-employee directors and 32 key employees of the Company, shares of the Company's Class A Stock at discounts ranging from 5% to 10%. Twenty-eight of these directors and employees purchased 606,129 shares pursuant to the offer. The Company received $1,166,000 during the first quarter of 1993 from the sale of the shares, which it used for working capital requirements. The shares purchased were not registered under the Securities Act of 1933, as amended, and were, therefore, restricted stock in the hands of the purchasers. The Company registered these shares in May 1993.

                                  NYCOR, INC.

                        DECEMBER 31, 1994, 1993 AND 1992

     CLASS B STOCK: Class B Stock is immediately convertible into Common Stock on a share-for-share basis and accordingly, at December 31, 1994, 714,100 shares of Common Stock are reserved for such conversion. Class B Stock has, in certain circumstances, greater voting power in the election of directors (10 votes per share) but receives a lower dividend (90%), if declared, than Common Stock and Class A Stock, and has limited transferability.

6 -- SHORT-TERM BORROWING

     The Company has a $3,000,000 revolving credit facility with a commercial bank collateralized by all tangible and intangible assets, except for the machinery and equipment of Rotorex, which expires April 30, 1995. The interest rate on the credit facility is one percentage point above the bank s prime rate (8.5% at December 31, 1994).

7 -- LONG TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                           1994       1993
                                                                           ----       ----
                                                                           (IN THOUSANDS)
    Capital lease obligation.............................................  $33        $26
    Capital lease obligation, current portion............................   10         13
                                                                           ---        ---
    Long-term debt.......................................................  $23        $13
                                                                           ===        ===

     Aggregate amounts of long-term debt maturing in each of the three years after December 31, 1995 are: 1996 -- $8,000, 1997 -- $8,000, 1998 -- $5,000, and
1999 -- $2,000.

8 -- COMMITMENTS AND CONTINGENCIES

     The Company leases certain property and equipment under operating leases which expire over the next seven years. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair market value for a period of one month to seven years. The Company has granted the lessor under the lease at Rotorex a security interest in machinery and equipment owned by Rotorex. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows: $1,159,000 in 1995, $1,135,000 in 1996, $962,000 in 1997, $911,000 in 1998 and $829,000 in 1999. Minimum lease payments total $4,994,000. Total rent expenses for all operating leases amounted to $1,208,000 in 1994, $819,000 in 1993 and $195,000 in 1992.

     As of December 31, 1994, the Company has contracted to acquire approximately $8,800,000 of production equipment and building improvements, which the Company intends to finance primarily with operating leases.

     The Company has an employment agreement with an officer. The agreement has a term of ten years from any point in time and provides for salary during the employment period, a disability program, postretirement benefits and a death benefit in an amount equal to ten times the prior year's compensation, payable by the Company over ten years. The estimated present value of future non-salary benefits payable under the agreement has been determined based upon certain assumptions and is being amortized over the expected remaining years of service to the Company.

                                  NYCOR, INC.

                        DECEMBER 31, 1994, 1993 AND 1992

9 -- ACQUISITIONS

     On September 25, 1992, the Company acquired all of the outstanding shares of Melcor. The shareholders of Melcor exchanged their shares for a cash payment totaling $14,875,000. The acquisition was accounted for using the purchase method, with the purchase price allocated to the assets acquired based on their estimated fair market values. The excess of the purchase price over the fair value of the tangible assets was allocated to goodwill and other intangible items.

     On September 28, 1992, the Company acquired the assets of Rotorex. The purchase price for Rotorex was approximately $72,788,000, and was paid by the assignment of two promissory notes due to the Company by Fedders and its subsidiaries in the total principal amount of $60,000,000 plus interest receivable of $1,226,000 and assumed liabilities of $11,562,000. The acquisition was accounted for using the purchase method, with the purchase price allocated to the assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible assets was allocated to goodwill and other intangible items, including license agreements.

     The following unaudited pro forma combined results of operations for the year ended December 31, 1992 account for the acquisitions as if they occurred on January 1, 1992. Pro forma adjustments to the historical financial information include adjustments to intangible amortization and adjustments to depreciation to reflect purchase acquisition accounting. Adjustments were also made to exclude interest expense on liabilities not assumed, interest income on investments and to give effect to changes in financing arrangements resulting from the acquisition. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would actually have happened had the acquisitions been made as of such date, or of results which may occur in the future.

PRO FORMA COMBINED RESULTS OF OPERATIONS

                                                                          YEAR ENDED
                                                                       DECEMBER 31, 1992
                                                                       -----------------
                                                                          (UNAUDITED)
        Net sales....................................................       $57,187
        Net income...................................................         4,221
        Earnings per share...........................................       $  0.33

10 -- LITIGATION

     The Company is involved in litigation incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a materially adverse effect on the financial statements. In 1994, a judgment for approximately $1,200,000, exclusive of interest and costs, was rendered against the Company in a lawsuit dating from 1987. The Company believes that the judgment should be overturned and has filed an appeal.

                                  NYCOR, INC.

                        DECEMBER 31, 1994, 1993 AND 1992

11 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                1994 QUARTERS                                    1993 QUARTERS
                                   ---------------------------------------           -------------------------------------
                                   1ST         2ND         3RD         4TH           1ST         2ND        3RD        4TH*
                                   ---         ---         ---         ---           ---         ---        ---        ---
                                                   (IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)
Net sales....................... $21,457     $23,083     $11,575     $19,122       $15,566     $22,393     $7,374     $13,893
Net income (loss) before effect
  of accounting change.......... $ 1,227     $   660     $(1,312)    $    60       $   970     $ 2,496     $ (679)    $   830
Cumulative effect of accounting
  change........................      --          --          --          --           627          --         --          --
                                 -------     -------     -------     -------       -------     -------     ------     -------
Net income (loss)............... $ 1,227     $   660     $(1,312)    $    60       $ 1,597     $ 2,496     $ (679)    $   830
                                 =======     =======     =======     =======       =======     =======     ======     =======
Primary net income (loss) per
  share before effect of
  accounting change............. $  0.10     $  0.02     $ (0.24)    $ (0.05)      $  0.06     $  0.26     $(0.15)    $  0.04
Cumulative effect of accounting
  change........................      --          --          --          --          0.09          --         --          --
                                 -------     -------     -------     -------       -------     -------     ------     -------
Primary net income (loss) per
  share......................... $  0.10     $  0.02     $(0.24)     $ (0.05)      $  0.15     $  0.26     $(0.15)    $  0.04
                                 =======     =======     =======     =======       =======     =======     ======     =======
Market price per share:
    Common: High................      5 1/2       4 3/4       5 1/8        3             3           3 3/8      6 3/4       6 1/4
            Low.................      3 7/8       3 1/2       2 3/4        2 1/8         2 1/8       2 1/2      3           3 3/4
    Class A: High...............      4 3/4       4 1/2       5            2 7/8         2 13/16     3 3/8      5 3/8       4 3/4
           Low..................      3 1/4       3 1/8       2 1/2        2             2 1/8       2 1/2      2 7/8       3 1/4
    Preferred: High.............     19 3/4      18 3/4      18 1/2       16            13          15         18 3/4      18 3/4
            Low.................     17 1/4      17          15 1/4       13 1/4         9 3/4      12 1/4     14 1/2      17
Cash dividends declared:
  Preferred Stock............... $ 0.850     $ 0.850     $ 0.850     $ 0.425            --          --     $0.425     $ 0.425
  Common Stock..................      --          --          --          --            --          --         --          --
  Class A Stock.................      --          --          --          --            --          --         --          --
  Class B Stock.................      --          --          --          --            --          --         --          --

---------------
* The 1993 4th Quarter results include a gain of approximately $400,000 associated with continued improvements from the Company's quality programs

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of NYCOR, Inc.

     We have audited the accompanying consolidated balance sheets of NYCOR, Inc. at December 31, 1994 and 1993 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYCOR, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in note 3 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Accounting Standard No. 109.

ERNST & YOUNG

January 20, 1995
Princeton, New Jersey

(A) 3.  EXHIBITS

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
   (3)(i)     Certificate of Incorporation of NYCOR, Inc., included as Annex A to the
              Information Statement forming a part of the Company's Registration Statement on
              Form 10 and incorporated herein by reference.
     (ii)     Certificate of the Powers, Designation, Preference, Rights and Limitations of
              $1.70 Convertible Exchangeable Preferred Stock of NYCOR, Inc., filed as Exhibit
              (4) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1987 and incorporated herein by reference.
    (iii)     Certificate of Amendment of Certificate of Incorporation of NYCOR, Inc., filed as
              Exhibit (3)(iii) to the Company's Annual Report on Form 10-K for 1992 and
              incorporated herein by reference.
     (iv)     By-Laws of NYCOR, Inc., included as Annex B to the Information Statement forming a part of the Company's Registration Statement on Form 10 and incorporated herein by reference.
  (10)(i)     NYCOR, Inc. Stock Option Plan, included as Annex C to the Information Statement forming a part of the Company's Registration Statement on Form 10 and incorporated herein by reference.
     (ii)     NYCOR, Inc. Stock Option Plan I, filed as Exhibit (10)(ii) to the Company's Annual
              Report on Form 10-K for 1987 and incorporated herein by reference.
    (iii)     NYCOR, Inc. Stock Option Plan II, filed as Exhibit (10)(iii) to the Company's
              Annual Report on Form 10-K for 1988 and incorporated herein by reference.
     (iv)     NYCOR, Inc. Stock Option Plan III, filed as Exhibit (10)(iv) to the Company's
              Annual Report on Form 10-K for 1989 and incorporated herein by reference.
      (v)     NYCOR, Inc. Stock Option Plan IV, filed as Exhibit (10)(v) to the Company's Annual
              Report on Form 10-K for 1990 and incorporated herein by reference
     (vi)     Supply Agreement between Rotorex Company, Inc. and Fedders Nyorth America, Inc.
              dated September 28, 1992, filed as Exhibit (10)(vi) to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.