Form 10-K405
period 1995-12-31
NYCOR INC /DE/
filed 1996-04-01
CIK 809066

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

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

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                                    ON WHICH REGISTERED
  -------------------             ------------------------------------------------------------------
          None

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS

Common Stock, $1 par value
Class A Stock, $1 par value
Class B Stock, $1 par value
8 1/2% Convertible Subordinated Debentures due 2012

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No   .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     As of the close of business on March 19, 1996, there were outstanding 2,810,868 shares of registrant's Common Stock, 4,062,124 shares of its Class A Stock and 713,575 shares of its Class B Stock. The approximate aggregate market value (based upon the closing sale price of such stock) of these shares held by non-affiliates of the registrant as of March 19, 1996 was $28,539,453. (The value of a share of Common Stock is used as the value of a share of Class B Stock as there is no established market for Class B Stock and it is convertible into Common Stock on a share-for-share basis.)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  NYCOR, INC.
                        FORM 10-K ANNUAL REPORT -- 1995

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
  Item  1.        Business...........................................................      1
  Item  2.        Properties.........................................................      5
  Item  3.        Legal Proceedings..................................................      6
  Item  4.        Submission of Matters to a Vote of Security Holders................      6
PART II
  Item  5.        Market for Registrant's Common Equity and Related Stockholder
                  Matters............................................................      7
  Item  6.        Selected Financial Data............................................      7
  Item  7.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................      7
  Item  8.        Financial Statements and Supplementary Data........................      8
  Item  9.        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...............................................      8
PART III
  Item 10.        Directors and Executive Officers of the Registrant.................      9
  Item 11.        Executive Compensation.............................................     10
  Item 12.        Security Ownership of Certain Beneficial Owners and Management.....     12
  Item 13.        Certain Relationships and Related Transactions.....................     14
PART IV
  Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K....     15

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

     The Company has announced that it has reached an agreement to merge with Fedders Corporation ("Fedders"), subject to the approval of the stockholders of both companies. The Company has agreed to merge with Fedders primarily because it believes that, in order for Rotorex to take advantage of business opportunities that may arise and respond rapidly to competitive requirements, access to capital will be important. The concentration of Rotorex's sales to Fedders (see below) may make access to capital more difficult as many lending institutions have policies that make it difficult for borrowers that have a significant concentration of business with one customer. The Company believes that Rotorex will have a better ability to grow and achieve its full capability as part of a larger, major participant in the world-wide air conditioner market such as Fedders.

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

     The air conditioners in which Rotorex's compressors are used are subject to regulations providing for minimum energy efficiency rating ("EER") requirements. Achieving required EERs results from a combination of an efficient compressor and the design of the air conditioning system in which the compressor is installed. Current proposed rulemaking by the Energy Department under the National Appliance Energy Conservation Act would have the effect of increasing minimum required EERs. Rotorex's compressors currently provide efficiencies which enable its customers to meet EER requirements applicable to their air conditioners. In the event that the new regulations are adopted, the efficiency of certain models of Rotorex's compressors would have to be improved. It is not certain at present if the proposed regulations will be adopted and, if they are, when the requirements would become effective. Regardless of the adoption of these proposed regulations, Rotorex is continually seeking to improve the efficiency of its compressors in order to remain competitive in the markets it serves. Investments were made in 1995 to upgrade Rotorex's laboratory facilities. These investments, which totaled approximately $1.6 million, coupled with a strong design staff with many years of compressor experience, give Rotorex the design capability necessary to make such improvements. Investments in an automated assembly system are expected to help improve mechanical efficiency and an ongoing motor design program further enhances Rotorex's ability to improve the efficiency of its compressors.

     Freon is used as a refrigerant in air conditioning systems. Freon is one of the ozone-depleting chemicals that are currently being phased out of use. The type of freon used in room air conditioners is an HCFC, which is currently an acceptable substitute for the CFC refrigerants which have a much more harmful effect on the environment. Rotorex does not expect that requirements to ultimately phase out the use of HCFC refrigerants will have a material effect on its operations or expenditures.

     Marketing

     Rotorex compressors are currently sold in the United States principally to the residential room air conditioning market, with sales concentrated to Fedders. Fedders has been the major customer for Rotorex compressors for more than 20 years. Rotorex expects that, with the implementation of programs designed to capitalize on the growing international market, international sales may become a greater percentage of Rotorex's overall sales; however, there can be no assurance as to the extent of such sales. Rotorex has entered into a supply agreement (the "Supply Agreement") with Fedders, pursuant to which Rotorex is required to sell to Fedders up to 800,000 rotary compressors annually and Fedders is required to purchase 80% of its requirements for rotary compressors from Rotorex up to 800,000 compressors, subject to certain exceptions. The terms of sales to Fedders under the Supply Agreement are negotiated annually and must be no less favorable than sales to other customers. This requirement for sales to Fedders leaves Rotorex with substantial capacity to expand its markets and customer base. Rotorex believes that its agreement with Fedders provides it with a substantial base of sales from which to expand its sales in the international markets for room air conditioners. Rotorex participates in a substantial portion of the relatively mature United States market for room air conditioners through the Supply Agreement and it intends to capitalize on this base to increase its sales in the more rapidly growing international markets. In 1995, Rotorex's sales were favorably impacted as a result of the recent successful years enjoyed by the domestic air conditioning industry. As previously indicated, as Rotorex's efforts in the international markets continue, sales in these markets may represent a greater percentage of Rotorex's overall sales.

     Rotorex believes that significant growth opportunities exist in the international market, particularly in Asia. Rotorex has been active in the international market for a number of years through its technology licensing program. Currently, Rotorex has three licensees in mainland China and one each in Taiwan and South Korea. The license agreements require Rotorex to provide technology to the licensees and the licensees to pay royalties to Rotorex based upon sales of finished compressors. In early 1995, Rotorex established a representative office in Beijing which is expected to enhance Rotorex's presence in the important China market. Rotorex has also opened a branch office in England to serve the European, Middle Eastern and North African markets and has also established a sales office in Singapore. Late in 1995, Rotorex signed a letter of intent to form a joint venture to manufacture rotary compressors in Ningbo, China. Rotorex will continue to assess the international markets to determine how best to participate in those markets.

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

     Production

     Rotorex currently manufactures all of its compressors in a 200,000 square foot facility owned by Rotorex in Frederick, Maryland. Efforts to improve efficiency and productivity at this facility and the quality of the products manufactured are ongoing. In early 1995, Rotorex obtained the highest level of certification, ISO 9001, for its quality management system under the International Standards Organization. The ISO 9000 program is an internationally recognized benchmark of quality management systems within a production facility.

     During 1995, Rotorex completed several investments which are expected to enhance manufacturing efficiencies. An automated compressor assembly system is expected to increase capacity and improve quality and efficiency. As of March 26, 1996, the assembly system was not operating as specified. The manufacturer of the system continues to work to bring the system to specified performance levels. New gauging systems automate gauging of parts prior to their assembly in the pump component of the compressor. Plant wide air conditioning provides better temperature and humidity control which is beneficial in the manufacture of high tolerance parts. These investments along with related site preparation, cost approximately $10.3 million.

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

     Over the past two years, softness in the Japanese and European economies has impacted Melcor's sales in those markets. Additionally, Melcor has begun to experience increased competition in certain product markets it serves, which has primarily impacted sales of portable beverage coolers and refrigerators. This increased competition is being addressed by an aggressive sales effort.

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

     Neither Rotorex nor Melcor is dependent upon any one source for major components of its manufactured products, except that General Electric Company, Rotomatika (a Slovenian company), Daewoo and Goldstar, are major suppliers of motors used by Rotorex in manufacturing compressors.

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

RESEARCH AND DEVELOPMENT

     Information with respect to amounts spent on research and development by the Company is included in Note 1 of the Notes to Consolidated Financial Statements at page 22 herein. During 1993 and 1994, the expenses for research and development increased significantly, primarily as a result of increased expenditures at Rotorex necessary to staff and equip its design engineering group in a manner appropriate to Rotorex's operations following the Company's acquisition of Rotorex in September 1992. It is expected that these costs will continue to increase but on a more moderate scale, consistent with the increase in 1995. At Melcor, there is also a strong research and development effort and certain costs previously otherwise classified were reclassified to research and development in 1994.

TRADEMARKS

     Rotorex sells its compressors under the trademark ROTOREX. Melcor's modules are sold under the trademark FRIGICHIPS. While the Company believes that these trademarks are well known and enhance the marketing of Rotorex's and Melcor's products, the Company does not consider that the successful conduct of either operation is dependent upon such trademarks.

WORKING CAPITAL PRACTICES

     The Company regularly reviews working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operations. Sales of both Rotorex compressors and Melcor modules are currently weighted toward the first half of the calendar year, and the Company's working capital requirements are greatest during this period. Information with respect to the Company's warranty and return policies is included in Note 1 of the Notes to Consolidated Financial Statements at page 21 herein.

ENVIRONMENTAL MATTERS

     It is the Company's policy to take all practicable measures to minimize air and water pollution resulting from its operations. Neither Rotorex nor Melcor made capital expenditures on environmental protection related items during 1995 which were material to their total capital expenditures, earnings and competitive position or anticipate making material capital expenditures on such items in 1996.

EMPLOYEES

     The Company has approximately 920 employees. The contract with the union representing Rotorex employees expires in August 1997. The current agreement, which was negotiated in 1994, created a new classification for employees who work in operations in which high precision is a requirement and which are most important from a quality standpoint. This and certain other work-rules changes are expected to be a factor in improving efficiency at the Rotorex facility. Melcor's employees are non-union. The Company considers its relations with its employees to be satisfactory.

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
    Lawrence Twp, New Jersey                            and executive offices
      (leased by Melcor)

     The Company believes that Rotorex's and Melcor's machinery, equipment and facilities are in good operating condition. Certain of the investments at the Rotorex facility described previously coupled with additional selected investments and process changes are expected to increase Rotorex's capacity by the fourth quarter of 1996, enabling Rotorex to support growing international sales opportunities. Melcor has sufficient capacity to support sales growth for the foreseeable future and continually seeks to selectively automate processes at its facilities.

ITEM 3.  LEGAL PROCEEDINGS

     On June 28, 1989, Rotorex received notice that it was named as a potentially responsible party in a proceeding pending before the United States Environmental Protection Agency captioned In the Matter of Spectron, Inc. Site. This proceeding involves a superfund site in Elkton, Maryland which is currently being remediated. Activities at the site are currently being undertaken by a large (more than 850) group of companies under an Administrative Order by Consent, Docket No. III-89-23-DC. In October 1995, Rotorex received a notice describing a proposed settlement addressing all cleanup liabilities at the site. Rotorex has indicated its interest in joining in the settlement as a de minimis settlor. Assuming a settlement is reached on this basis, Rotorex's liability would be approximately $140,000. The Company believes that the outcome of such litigation will not have a materially adverse effect on the financial statements.

     As of December 31, 1995, the Company was on appeal in the United States Court of Appeals for the Second Circuit from a judgment, in the amount of $1.2 million, exclusive of interests and costs, rendered against Rotorex in the United States District Court for the Northern District of New York in a case captioned Delchi Carrier SpA v Rotorex Corporation. The appeal was filed in October 1994 and seeks to overturn a judgment for lost profits and certain costs arising out of a contract to supply compressors in 1988. The Company satisfied the judgment in the first quarter of 1996. For additional information on legal proceedings, see Note 9 of the Notes to Consolidated Financial Statements at page 27 herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information as of March 26, 1996 with respect to each person who is an executive officer of the Company. Officers are elected annually for a term of one year and until their successors have been elected and qualified.

                       NAME                      AGE                 POSITION HELD
    -------------------------------------------  ---     -------------------------------------
    Salvatore Giordano.........................  85      Chairman of the Board
    Sal Giordano, Jr...........................  57      Vice Chairman and Chief Executive
                                                         Officer
    Joseph Giordano............................  63      President
    Kent E. Hansen.............................  48      Vice President-Finance and General
                                                         Counsel, Chief Financial Officer;
                                                         Secretary
    Edwin Diaz.................................  33      Controller

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Class A Stock trade on the Nasdaq Stock Market. There is no established public trading market for the Company's Class B Stock, as there are restrictions on its transfer. As of March 19, 1996, there were 2,536 record holders of Common Stock, 2,542 record holders of Class A Stock and 41 record holders of Class B Stock. For information with respect to the Company's Common Stock, Class A Stock and Class B Stock, see Notes 4, 5 and 11 of the Notes to Consolidated Financial Statements at pages 24, 25 and 27 herein.

ITEM 6.  SELECTED FINANCIAL DATA

     See the table entitled "Selected Financial Data" at page 16 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses factors which influenced the financial position and operating results of the Company during the periods included in the accompanying consolidated financial statements. The Company acquired Rotorex and Melcor in September 1992.

     Results of Operations. The Company's revenues increased in 1995 by $3,630,000 over 1994. The net growth in revenues in 1995 reflects higher sales of rotary compressors under the Supply Agreement (see Note 2 of the Notes to Consolidated Financial Statements) and an increase in international sales. Melcor's revenues in 1995 remained unchanged versus 1994. The Company's revenue growth in 1994 over 1993 of $16,011,000 was due to increased compressor sales to Fedders, offset by lower sales of thermoelectric heating and cooling modules caused by increased competition in certain of Melcor's markets. The Company had revenues of $59,226,000 in 1993, its first full year of operations with Rotorex and Melcor.

     The gross profit margin decreased in 1995 as a result of continued manufacturing inefficiencies at the Company's rotary compressor operations. During 1995, manufacturing inefficiencies from sustaining high production volumes and efforts to operate the newly purchased automated compressor assembly system at specified levels have negatively impacted results. As of December 31, 1995, the assembly system was not operating as specified. The manufacturing inefficiencies at Rotorex are not expected to show significant improvement until the assembly system is fully operational at specified levels. The 1994 gross profit margin was lower than 1993 due to manufacturing inefficiencies in the production of rotary compressors as a result of ramping up to and sustaining a higher level of production than had been required at Rotorex in more than 5 years.

     Selling, general and administrative expense of $9,171,000 in 1995 represents a decrease over 1994, which included a one-time charge of $1,200,000 for certain litigation. Excluding the 1994 litigation charge, 1995 selling, general and administrative expense increased over 1994 by $818,000, primarily due to increased sales and marketing efforts at Rotorex and Melcor. Selling, general and administrative expense of $9,553,000 in 1994 increased over 1993 due to the provision for certain litigation and an increase in research and development costs primarily attributable to staffing and equipping Rotorex's design engineering group.

     Interest expense in 1995 is related to capital lease obligations of Rotorex incurred in 1995 (see Note 7 of the Notes to Consolidated Financial Statements).

     The 1995 net loss of $4,061,000 reflects less favorable results than the 1994 earnings of $635,000 as a result of the factors described above. In 1993, the Company produced earnings of $4,244,000 in the first full year of operations with Rotorex and Melcor. During 1993, the Company adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" as of January 1, 1993. The cumulative effect of accounting change reflects the utilization of tax loss carryforwards in the first quarter of 1993.

     Liquidity and Capital Resources. The Company's working capital requirements are currently heaviest in the first three months of the year as operations reflect the seasonal demands of the air conditioner market. The

Company's cash provided from operations in 1995, 1994, and 1993 was $5,104,000, $5,380,000 and $1,410,000 respectively.

     Accounts receivable of $4,075,000 at December 31, 1995 decreased from $7,323,000 due to Fedders' taking advantage of Rotorex's cash discount terms. Inventories at December 31, 1995 increased to $11,783,000 from $10,745,000 at December 31, 1994 primarily from increased production requirements at the rotary compressor operation. Other current assets increased $806,000 over 1994 primarily due to prepaid lease obligations and other miscellaneous manufacturing supplies. The increase of $3,345,000 in accounts payable is due to the increased production requirements at Rotorex.

     Capital expenditures for the years ended December 31, 1995 and 1994 were $2,977,000 and $1,707,000, respectively. During 1995, the Company entered into $7,463,000 of new capital leases primarily for an automated compressor assembly system and a plant wide air conditioning system (see Note 7 of the Notes to Consolidated Financial Statements). These investments are primarily for projects expected to enhance manufacturing efficiencies and capacity at Rotorex.

     The Company has a $3,000,000 working capital facility with a commercial bank, which bears interest at the prime rate plus one percent. The facility expires April 30, 1996. Management believes that the facility will be extended and the Company's cash flow from operations and financing arrangements are adequate to meet the needs of its operations and its future requirements. Management continues to assess the Company's ability to secure additional financing to achieve the Company's growth objectives. The concentration of Rotorex's sales to Fedders may make access to capital more difficult as many lending institutions have policies that make it difficult for borrowers that have a significant concentration of business with one customer. Management believes the merger with Fedders, if completed, would improve the Company's access to additional financing and its ability to grow and achieve its full capacity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, the notes thereto and the report of the Company's independent auditors thereon are included at pages 17 through 29 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In August 1995, the Company dismissed Ernst & Young LLP ("E & Y") as its independent accountants. The Company has engaged BDO Seidman, LLP as its new independent accountants.

     The reports of E & Y on the Company's financial statements for the years ended December 31, 1994 and 1993 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the last two fiscal years, the Company has not had any disagreements with E & Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

     Following is information with respect to the Company's directors. With the exception of Mr. Keen, each of the individuals listed below has been a director since October 1986. Mr. Keen was first elected a director of the Company in 1990. Set forth opposite the name of each nominee and each director is his age, principal occupation for the past five years, the name and principal business of any corporation or other organization in which such employment is carried on and other business directorships held by the nominee or director. Two Directors are elected annually for terms of three years.

                                                     PRINCIPAL OCCUPATION FOR THE PAST
                     NAME                                   FIVE YEARS AND AGE
    --------------------------------------  ---------------------------------------------------
    Sal Giordano, Jr.*....................  Vice Chairman of the Company (1)(2); 57
    William J. Brennan....................  Retired(2); Director of Fedders Corporation and
                                            CSM Environmental Systems, Inc.; 68
    Joseph Giordano*......................  President of the Company(1)(2); 63
    S. A. Muscarnera**....................  Director of Fedders Corporation(2); 56
    Salvatore Giordano....................  Chairman of the Board of the Company(1)(2); 85
    C. A. Keen............................  Retired(3); 71

- ---------------
  * Son of Salvatore Giordano.

 ** Nephew of Salvatore Giordano.

(1) Messrs. Salvatore Giordano and Sal Giordano, Jr. are also executive officers of, and they and Mr. Joseph Giordano are directors and stockholders of, Fedders, a manufacturer of room air conditioners. Fedders purchases compressors from Rotorex, in the ordinary course of its business. In 1995, such purchases totaled $62 million.

(2) Messrs. Salvatore Giordano, Joseph Giordano, Sal Giordano, Jr. and S. A. Muscarnera have been associated in executive capacities with the Company and Fedders for more than five years. Mr. Brennan was President and Treasurer of the Company until his retirement on December 31, 1987.

(3) Mr. Keen was Vice President of Fedders for more than 20 years until his retirement in August 1992, with responsibilities in a number of areas during that time, including marketing, treasury and international sales and sourcing.

MEETINGS OF THE BOARD OF DIRECTORS AND CERTAIN COMMITTEES

     During 1995, the Board of Directors of the Company held eight meetings. All of the present directors attended 75% or more of such meetings and of meetings of committees of which they were members. Directors who are not employees receive an annual fee of $16,000.

     The Audit Committee of the Board of Directors, consisting of Messrs. William J. Brennan and S.A. Muscarnera, held two meetings during 1995. The Audit Committee reviews the audit function with the Company's independent auditors. The chairman of the Audit Committee, Mr. Brennan, receives a fee of $1,000 for each meeting he attends. Other members of the Audit Committee who are not employees receive a fee of $500 for each meeting they attend.

     The Company does not have a nominating or compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

     The following information is furnished as to all cash compensation paid by the Company and its subsidiaries during the past three years to each of the highest paid executive officers of the Company whose aggregate direct compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                           AWARDS
                                            ANNUAL COMPENSATION         ------------         (I)
                                        ---------------------------
                                                   (C)        (D)           (G)           ALL OTHER
(A)                                     (B)      SALARY      BONUS        OPTIONS        COMPENSATION
     NAME AND PRINCIPAL POSITION        YEAR       ($)        ($)           (#)             ($)(1)
- --------------------------------------  ----     -------     ------     ------------     ------------
Salvatore Giordano....................  1993     245,000     29,738        60,000               --
Chairman of the Board of Directors      1994     265,506     29,738            --               --
                                        1995     265,506     29,738            --               --
Sal Giordano, Jr. ....................  1993     220,883     29,738        60,000               --
Vice Chairman                           1994     237,660         --            --           14,444
                                        1995     237,660         --            --           13,724
Joseph Giordano.......................  1993     170,833     29,738        60,000            5,125
President                               1994     181,866     29,738            --           13,826
                                        1995     185,503         --            --           16,952
Kent E. Hansen........................  1993     170,910     29,738        60,000            5,125
Vice President-Finance                  1994     181,866     29,738            --            7,849
  and General Counsel                   1995     185,503         --            --           10,750

- ---------------

(1) Includes the Company contribution to savings and investment retirement plans up to the 3% level permitted by the plans and, in 1994 and 1995, the dollar value of the benefit of premiums paid for split-dollar life insurance policies projected on an actuarial basis, which cost is recovered by the Company from the proceeds of such policies (Mr. Sal Giordano, Jr., $6,485 and $6,595, Mr. Joseph Giordano, $7,478 and $7,372 and Mr. Hansen, $1,501 and $3,686 in 1994 and 1995, respectively).

AGGREGATE OPTION/SAR EXERCISES AND YEAR-END OPTION/SAR VALUE TABLE

     The following table sets forth the number of shares exercised during 1995, the value realized upon exercise, the number of unexercised options at the end of 1995, and the value of unexercised in-the-money options at the end of 1995.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                         AND YEAR-END OPTION/SAR VALUES

                                                                           NUMBER OF         VALUE OF
                                                                          UNEXERCISED       UNEXERCISED
                                                                            OPTIONS        IN-THE-MONEY
                                                                              AT              OPTIONS
                                              SHARES                      YEAR-END(#)       YEAR-END($)
                                            ACQUIRED ON      VALUE
                                             EXERCISE       REALIZED     EXERCISABLE/      EXERCISABLE/
                   NAME                         (#)           ($)        UNEXERCISABLE     UNEXERCISABLE
- ------------------------------------------  -----------     --------     -------------     -------------
Salvatore Giordano........................           --          --            --  E             --  E
                                                     --          --          90,000U          178,125U
Sal Giordano, Jr..........................           --          --            --  E             --  E
                                                     --          --          90,000U          178,125U
Joseph Giordano...........................           --          --            --  E             --  E
                                                     --          --          75,000U          139,688U
Kent E. Hansen............................           --          --          15,000E           38,438E
                                                     --          --          60,000U          101,250U

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has no separate Compensation Committee, and matters concerning executive compensation are considered by the entire Board of Directors, with directors who are also officers of the Company abstaining from any vote concerning their own proposed compensation. During 1995, Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano, were both directors and executive officers of the Company.

EMPLOYMENT CONTRACT

     Mr. Salvatore Giordano has an Employment Agreement with the Company, which became effective on October 26, 1993. The material provisions of the Agreement include; (1) an annual base salary of at least $250,000, payable in equal semi-monthly installments; (2) annual participation in all compensatory plans and arrangements of the Company no less favorable than the fiscal year 1993 plans including, but not limited to, a bonus not less than the amount of the fiscal year 1993 bonus, and continuing eligibility to be awarded stock options;
(3) reimbursement for all expenses incurred while on Company related business; and (4) annual consideration for base salary and plan participation increases, if deemed justified by the Company. The Agreement has a stated expiration date of October 26, 2003, but the term of the Agreement automatically extends and has a remaining term of ten years from any point in time, until the term is finally fixed at a period of ten years from an intervening event, as provided for in the Agreement, such as permanent disability or death. During 1995, the Company amortized the estimated present value of future non-salary benefits payable under the Agreement based upon certain assumptions, in the amount of $306,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS OF NYCOR

     As of March 19, 1996 each director of NYCOR and all directors and executive officers of NYCOR owned beneficially the number of shares of NYCOR's equity securities set forth in the following table. As of such date, no director or executive officer of NYCOR owns beneficially any shares of NYCOR Preferred Stock. Shares subject to acquisition within 60 days pursuant to stock options are shown separately. Unless otherwise indicated, the owners listed have sole voting and investment power. NYCOR Class A Stock has no voting rights except as provided under the Delaware law.

                                                                           SHARES
                                                        AMOUNT AND       SUBJECT TO
                                                        NATURE OF        ACQUISITION     PERCENT
  TITLE OF                NAME OF INDIVIDUAL            BENEFICIAL        WITHIN 60      OF CLASS
    CLASS                OR PERSONS IN GROUP            OWNERSHIP          DAYS(8)       OWNED(9)
- -------------   --------------------------------------  ----------       -----------   ------------
Common Stock    Salvatore Giordano....................     12,816 (1)            0     Less than 1%
                Sal Giordano, Jr......................     83,917 (1)(2)         0         3.0%
                Joseph Giordano.......................     47,528 (1)            0         1.7%
                William J. Brennan....................     58,529 (3)            0         2.1%
                S. A. Muscarnera......................     16,250                0     Less than 1%
                All directors and executive officers
                as a
                group.................................    213,102                0         7.6%
Class A Stock   Salvatore Giordano....................    587,850 (4)(5)    90,000        16.4%
                Sal Giordano, Jr......................    368,988 (4)(6)    90,000        11.1%
                Joseph Giordano.......................    141,942 (4)       75,000         5.3%
                William J. Brennan....................     63,373 (3)       22,500         2.1%
                S. A. Muscarnera......................     35,903           22,500         1.4%
                C. A. Keen............................     14,250           22,500     Less than 1%
                Kent E. Hansen........................     25,000           75,000         2.4%
                All directors and executive officers
                as a
                group.................................  1,016,944          397,500        31.8%
Class B Stock   Salvatore Giordano....................    640,352 (7)            0        89.7%
                Sal Giordano, Jr......................    640,352 (7)            0        89.7%
                Joseph Giordano.......................    640,352 (7)            0        89.7%
                All directors and executive officers
                as a
                group.................................    640,352 (7)            0        89.7%
                Ownership of Common Stock, Class A
                Stock and Class B Stock combined,
                by all directors and executive
                officers
                as a group............................  1,870,248          397,500        28.5%

- ---------------
(1) The amount shown includes 2,969 shares as to which Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano share voting and investment power.

(2) The amount shown includes 2,500 shares held of record by Mr. Giordano's wife and 20,201 shares held of record by Mr. Giordano's wife in trust for their grandchildren, as to which Mr. Giordano disclaims beneficial ownership.

(3) The amount shown includes 250 shares as to which Mr. Brennan shares voting and investment power.

(4) The amount shown includes 110,256 shares as to which Messrs. Salvatore Giordano, Joseph Giordano and Sal Giordano, Jr. share voting and investment power.

(5) The amount shown includes 80,201 shares held of record by Mr. Giordano's wife in trust for their grandchildren, as to which Mr. Giordano disclaims beneficial ownership.

(6) The amount shown includes 4,991 shares held of record by Mr. Giordano's wife and 8,610 shares held of record by Mr. Giordano's wife in trust for their grandchildren, as to which Mr. Giordano disclaims beneficial ownership.

(7) The amount shown is held by Giordano Holding Corp. Messrs. Salvatore Giordano, Sal Giordano, Jr. and Joseph Giordano are officers and directors of such corporation and share voting and investment power over these shares.

(8) The amounts shown are the number of shares held under options exercisable within 60 days.

(9) The NYCOR Class B Stock is convertible into NYCOR Common Stock at any time on a share-for-share basis. In the event that the individuals named as owning NYCOR Class B Stock converted their shares into NYCOR Common Stock less than 5% of the class would remain outstanding, and pursuant to the terms of the Certificate of Incorporation of NYCOR, all remaining NYCOR Class B Stock and all outstanding NYCOR Class A Stock would automatically be converted into NYCOR Common Stock. In such event, and assuming exercise of all options, such individuals and the group would beneficially own the following number of shares constituting the indicated percentage of NYCOR Common Stock which would then be outstanding: Mr. Salvatore Giordano, 1,241,018 shares (of which 753,577 are shares as to which Mr. Giordano shares voting and investment power with Messrs. Joseph Giordano and Sal Giordano, Jr.) constituting 17.4%; Mr. Sal Giordano, Jr., 1,093,257 shares (of which 753,577 are shares as to which Mr. Giordano shares voting and investment power with Messrs. Salvatore Giordano and Joseph Giordano) constituting 15.5%; Mr. Joseph Giordano, 829,822 shares (of which 753,577 are shares as to which Mr. Giordano shares voting and investment power with Messrs. Salvatore Giordano and Sal Giordano, Jr.) constituting 11.9%; and all directors and executive officers as a group 1,649,886 shares constituting 25.7%.

                        PRINCIPAL STOCKHOLDERS OF NYCOR

     The following table sets forth information at December 31, 1995 with respect to the beneficial ownership of NYCOR's voting securities by all persons known by NYCOR to own more than 5% of NYCOR's outstanding voting securities. Unless otherwise indicated, the owners listed have sole voting and investment power.

                                                                     AMOUNT
  TITLE OF                      NAME AND ADDRESS                  BENEFICIALLY      PERCENT
    CLASS                    OF BENEFICIAL OWNER(1)                  OWNED         OF CLASS
- -------------   ------------------------------------------------  ------------     ---------
Common Stock    Heartland Advisors, Inc.........................     524,146          18.9%
                790 North Milwaukee Street
                Milwaukee, WI 53202
                Lindner Investment Series Trust.................     380,432(1)       12.1%
                Ryback Management Corporation
                7711 Carondelet Ave., Box 16900
                St. Louis, MO 63105
Class B Stock   Salvatore Giordano..............................     640,352          89.7%
                Joseph Giordano and
                Sal Giordano, Jr.
                c/o NYCOR, Inc.
                287 Childs Road
                Basking Ridge, NJ 07920
                Dimensional Fund Advisors, Inc..................      67,515(2)        9.5%
                1299 Ocean Avenue 11th Floor
                Santa Monica, CA 90901

- ---------------
(1) Includes 345,432 shares which would be held upon conversion of $1.70 Convertible Exchangeable Preferred Stock.

(2) The following statement has been provided by Dimensional Fund Advisors,
    Inc.: "Dimensional Fund Advisors, Inc. ("Dimensional") a registered investment advisor, is deemed to have beneficial ownership of 67,515 shares of NYCOR, Inc., all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors, Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares."

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10 herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Index to Financial Statements and Financial Statement Schedules

     (a) 1.  Financial Statements

          The following Consolidated Financial Statements of the Company are included at pages 17 through 29 therein:

        Consolidated Balance Sheets at December 31, 1995 and 1994.

        Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

        Consolidated Statements of Cash Flows for the years ended December 31,
         1995, 1994 and 1993.

        Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1995, 1994 and 1993.

        Notes to Consolidated Financial Statements.

        Report of Independent Certified Public Accountants.

        Report of Independent Auditors.

     (a) 2.  Financial Statement Schedules

          Consolidated Schedules as of and for each of the years ended December 31, 1995, 1994 and 1993.

                                                                            FORM 10-K
                                                                              PAGE
                                                                            ---------
        II. Valuation and Qualifying Accounts.............................     S-1
        Report of Independent Certified Public Accountants................     S-2

     All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

                           SELECTED FINANCIAL DATA(A)
                            YEARS ENDED DECEMBER 31
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            1995        1994        1993        1992        1991
                                           -------     -------     -------     -------     -------
Net sales................................  $78,867     $75,237     $59,226     $ 4,624          --
Interest and other income................       --          --          --     $ 9,586     $ 6,380
Net income (loss)........................  $(4,061)    $   635     $ 4,244(b)  $ 5,240     $ 4,065
Net income (loss) per share..............  $ (0.79)    $ (0.17)    $  0.30     $  0.48     $  0.30
Cash dividends per share declared:
  Preferred Stock........................  $  1.70     $  2.98     $ 0.850     $ 1.275     $ 1.700
  Common Stock...........................       --          --          --     $ 0.120     $ 0.160
  Class A Stock..........................       --          --          --     $ 0.120     $ 0.160
  Class B Stock..........................       --          --          --     $ 0.108     $ 0.144
AT DECEMBER 31
Cash and cash equivalents................  $ 1,533     $ 1,981     $ 1,336     $ 1,495     $12,214
Total assets.............................  $93,502     $88,994     $90,956     $89,073     $75,642
Long-term debt (including current
  portion)...............................  $ 6,877     $    33     $    26     $   546          --
Stockholders equity......................  $72,730     $78,746     $81,565     $76,524     $74,056

- ---------------
(a) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto.

(b) In 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes, which resulted in income of $627,000 or $0.09 per share from the cumulative effect of an accounting change.

                                  NYCOR, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             AT DECEMBER 31,
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
                                                                               (AMOUNTS IN
                                                                            THOUSANDS, EXCEPT
                                                                             PER SHARE DATA)
                                 ASSETS
Current assets:
  Cash and cash equivalents..............................................  $ 1,533     $ 1,981
  Accounts receivable, net of allowance for doubtful accounts of $607 and
     $409 in 1995 and 1994, respectively.................................    2,215       1,353
  Accounts receivable from Fedders Corporation...........................    1,860       5,970
  Inventories............................................................   11,783      10,745
  Other current assets...................................................    1,417         611
                                                                           -------     -------
          Total current assets...........................................   18,808      20,660
Property, plant and equipment, net.......................................   31,179      23,854
Goodwill.................................................................   41,124      42,240
Other assets.............................................................    2,391       2,240
                                                                           -------     -------
          Total assets...................................................  $93,502     $88,994
                                                                           =======     =======
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $ 7,709     $ 4,364
  Accrued expenses.......................................................    4,724       4,798
  Current portion of long-term debt......................................    1,176          10
  Other current liabilities..............................................       81          71
                                                                           -------     -------
          Total current liabilities......................................   13,690       9,243
Long-term debt...........................................................    5,701          23
Other long-term liabilities:
  Warranty expense.......................................................      577         616
  Other..................................................................      804         366
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1 par value, 5,000,000 shares authorized, 1,150,000 issued and outstanding at December 31, 1995 and 1994 with a
     liquidation preference of $23,000,000...............................    1,150       1,150
  Common Stock, $1 par value, 115,000,000 shares authorized, 2,882,580
     and 2,882,155 issued at December 31, 1995 and 1994, respectively....    2,882       2,882
  Class A Stock, $1 par value, 100,000,000 shares authorized, 4,229,971
     issued at December 31, 1995 and 1994................................    4,230       4,230
  Class B Stock, $1 par value, 7,500,000 shares authorized, 713,675 and
     714,100 issued and outstanding at December 31, 1995 and 1994,
     respectively........................................................      714         714
  Additional paid-in capital.............................................   37,779      37,779
  Retained earnings from January 1, 1988.................................   27,128      33,144
  Less-treasury stock, at cost:
     82,561 shares of Common Stock and 178,596 shares of Class A Stock at
     December 31, 1995 and 1994..........................................   (1,153)     (1,153)
                                                                           -------     -------
          Total stockholders' equity.....................................   72,730      78,746
                                                                           -------     -------
          Total liabilities and stockholders' equity.....................  $93,502     $88,994
                                                                           =======     =======

                             See accompanying notes

                                  NYCOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                    (AMOUNTS IN THOUSANDS,
                                                                    EXCEPT PER SHARE DATA)
Net sales.....................................................  $78,867     $75,237     $59,226
Cost of goods sold............................................   73,210      64,921      46,554
Selling, general and administrative expense...................    9,171       9,553       8,366
                                                                -------     -------     -------
Operating income (loss).......................................   (3,514)        763       4,306
Interest expense (income) (net of interest income of $115 in
  1995).......................................................      189         (93)        (73)
                                                                -------     -------     -------
Income (loss) before income taxes and cumulative effect of an
  accounting change...........................................   (3,703)        856       4,379
Federal, foreign and state income taxes.......................      358         221         762
                                                                -------     -------     -------
Income (loss) before cumulative effect of an accounting
  change......................................................   (4,061)        635       3,617
Cumulative effect of an accounting change.....................       --          --         627
                                                                -------     -------     -------
Net income (loss).............................................   (4,061)        635       4,244
Preferred Stock dividend requirement..........................   (1,955)     (1,955)     (1,955)
                                                                -------     -------     -------
Net income (loss) attributable to common stockholders.........  $(6,016)    $(1,320)    $ 2,289
                                                                =======     =======     =======
Primary earnings (loss) per share:
  Income (loss) before cumulative effect of an accounting
     change...................................................  $ (0.79)    $ (0.17)    $  0.21
  Cumulative effect of an accounting change...................       --          --        0.09
                                                                -------     -------     -------
Net income (loss) per share...................................  $ (0.79)    $ (0.17)    $  0.30
                                                                =======     =======     =======

                             See accompanying notes

                                  NYCOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                    (AMOUNTS IN THOUSANDS)
Cash flows from operations:
  Net income (loss)...........................................  $(4,061)    $   635     $ 4,244
     Adjustments to reconcile net income to net cash provided
       by operations:
       Depreciation...........................................    3,100       2,966       2,877
       Amortization...........................................    1,548       1,557       1,365
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable.............    3,248      (2,377)     (2,074)
       Decrease (increase) in inventories.....................   (1,038)      2,234      (2,963)
       Increase in other current assets.......................     (806)       (203)       (243)
       Increase in other assets...............................     (583)       (282)        (47)
       Increase (decrease) in accounts payable................    3,345         509        (780)
       Increase (decrease) in accrued expenses and other
          current liabilities.................................      351         341        (969)
                                                                -------     -------     --------
          Net cash provided by operations.....................    5,104       5,380       1,410
                                                                -------     -------     --------
Cash flows from investing activities:
  Proceeds from sale of equipment.............................       --         439          --
  Additions to property, plant and equipment..................   (2,977)     (1,707)       (957)
                                                                -------     -------     --------
          Net cash used in investing activities...............   (2,977)     (1,268)       (957)
                                                                -------     -------     --------
Cash flows from financing activities:
  Dividends paid..............................................   (1,955)     (3,421)       (978)
  Payments on capital lease...................................     (620)        (13)        (67)
  Proceeds from stock options exercised.......................       --         228         120
  Proceeds from sale of stock.................................       --          --       1,166
  Acquisition of treasury stock...............................       --        (261)         --
  Increase (decrease) in short-term borrowing.................       --          --        (400)
  Repayment of long-term debt.................................       --          --        (453)
                                                                -------     -------     --------
          Net cash used in financing activities...............   (2,575)     (3,467)       (612)
                                                                -------     -------     --------
Net increase (decrease) in cash and cash equivalents..........     (448)        645        (159)
Cash and cash equivalents, beginning of year..................    1,981       1,336       1,495
                                                                -------     -------     --------
Cash and cash equivalents, end of year........................  $ 1,533     $ 1,981     $ 1,336
                                                                =======     =======     ========
Supplemental disclosure:
  Interest paid...............................................  $   301     $    20     $    30
  Income taxes paid...........................................  $   354     $   226     $   300
Non-cash investing and financing activities:
  Leased asset additions and related obligations..............  $ 7,463          --          --

                             See accompanying notes

                                  NYCOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ADDITIONAL
                                    PREFERRED   COMMON   CLASS A   CLASS B    PAID-IN     TREASURY   RETAINED
                                      STOCK     STOCK     STOCK     STOCK     CAPITAL      STOCK     EARNINGS
                                    ---------   ------   -------   -------   ----------   --------   --------
                                                             (AMOUNTS IN THOUSANDS)
Balance at December 31, 1992......   $ 1,150    $2,809   $ 3,524    $ 715     $ 34,798    $   (792)  $ 34,320
Net income........................        --       --         --       --           --          --      4,244
Preferred Stock dividend..........        --       --         --       --           --          --       (489)
Reclassification of additional
  paid-in capital.................        --       --         --       --        1,663          --     (1,663)
Limited stock offering............        --       --        606       --          560          --         --
Stock options exercised...........        --       25         25       --           70          --         --
                                      ------    ------    ------     ----      -------     -------    -------
Balance at December 31, 1993......     1,150    2,834      4,155      715       37,091        (792)    36,412
Net income........................        --       --         --       --           --          --        635
Preferred Stock dividend..........        --       --         --       --           --          --     (3,421)
Conversion of stock...............        --        1         --       (1)          --          --         --
Purchase of treasury stock........        --       --         --       --           --        (361)        --
Stock issuance....................        --       --         28       --           72          --         --
Stock options exercised...........        --       47         47       --          134          --         --
Reclassification of additional
  paid-in capital.................        --       --         --       --          482          --       (482)
                                      ------    ------    ------     ----      -------     -------    -------
Balance at December 31, 1994......     1,150    2,882      4,230      714       37,779      (1,153)    33,144
Net loss..........................        --       --         --       --           --          --     (4,061)
Preferred Stock dividend..........        --       --         --       --           --          --     (1,955)
                                      ------    ------    ------     ----      -------     -------    -------
Balance at December 31, 1995......   $ 1,150    $2,882   $ 4,230    $ 714     $ 37,779    $ (1,153)  $ 27,128
                                      ======    ======    ======     ====      =======     =======    =======

                             See accompanying notes

                                  NYCOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of NYCOR, Inc. (the "Company") and its two operating subsidiaries, Melcor Corporation ("Melcor") and Rotorex Company, Inc. ("Rotorex"). All significant intercompany accounts and transactions are eliminated in consolidation. Melcor is a manufacturer of solid state thermoelectric heat pump modules, which are used for special cooling and heating applications. Rotorex manufactures compressors for room air conditioners.

     NET SALES: Sales are recorded at the time of shipment net of provisions for sales allowances, warranty and similar items.

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents are stated at cost, which is equal to market, and include highly liquid debt instruments with initial maturities of less than 90 days.

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

     INVENTORIES: Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market. The Company periodically reviews inventory for slow moving and obsolete items. Write downs, which have historically been insignificant, are recorded in the period in which they are identified. Inventories consist of the following at December 31:

                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Finished goods...................................................  $ 1,021     $   897
    Work in process..................................................    5,689       4,660
    Raw materials and supplies.......................................    5,073       5,188
                                                                       -------     -------
                                                                       $11,783     $10,745
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

                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Land and improvements............................................  $ 2,666     $ 2,664
    Buildings and improvements.......................................   10,414       7,951
    Machinery and equipment..........................................   27,534      19,622
                                                                       -------     -------
    Property, plant and equipment at cost............................   40,614      30,237
    Accumulated depreciation.........................................   (9,435)     (6,383)
                                                                       -------     -------
                                                                       $31,179     $23,854
                                                                       =======     =======

     Depreciation is calculated using the straight-line method over the estimated useful life of each asset which is 7 to 30 years for building and improvements, and 3 to 12 years for machinery and equipment.

     GOODWILL AND OTHER ASSETS: Other assets consist primarily of intangible assets which, other than goodwill, are amortized over periods from 5 to 37 years using the straight-line method. Goodwill is amortized over 40 years using the straight-line method and is net of accumulated amortization of $3,652,000 and

                                  NYCOR, INC.

                        DECEMBER 31, 1995, 1994 AND 1993

$2,536,000 at December 31, 1995 and 1994, respectively. Other assets are net of accumulated amortization of $1,146,000 and $714,000 at December 31, 1995 and 1994, respectively, and consist of the following at December 31:

                                                                          1995       1994
                                                                         ------     ------
                                                                          (IN THOUSANDS)
    License agreements.................................................  $  412     $  522
    Customer relationships.............................................   1,003      1,033
    Other intangibles..................................................     180        383
    Other..............................................................     796        302
                                                                         ------     ------
         Total other assets............................................  $2,391     $2,240
                                                                         ======     ======

     The recoverability of goodwill and other intangibles are evaluated periodically based upon the expected, undiscounted net cash flows from the related businesses.

     ACCRUED EXPENSES:  Accrued expenses consist of the following at December
31:

                                                                          1995       1994
                                                                         ------     ------
                                                                          (IN THOUSANDS)
    Employee compensation and benefits.................................  $1,074     $1,406
    Professional and consulting fees...................................     773        484
    Income taxes payable...............................................       6         17
    Current portion of warranty expense................................     385        361
    Litigation and contingencies.......................................   1,852      1,942
    Other..............................................................     634        588
                                                                         ------     ------
                                                                         $4,724     $4,798
                                                                         ======     ======

     RESEARCH AND DEVELOPMENT COSTS: All research and development costs are charged to expense as incurred and amount to $1,592,000 in 1995, $1,444,000 in 1994 and $745,000 in 1993.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RISK AND UNCERTANTIES: Approximately 68% of the Company's employees are covered by a three year collective bargaining agreement, which expires in August 1997.

     EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS: In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "FAS" No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company believes that this pronouncement will not have a material impact on the Company's results of operations and financial condition. In October, 1995 the FASB issued FAS No. 123 "Accounting for Stock-Based Compensation." Management is evaluating the implementation of FAS 123, but does not expect it to have a material impact on the Company's results of operations or financial condition.

     AMOUNTS PER SHARE: Primary earnings per share are computed by dividing net income, less Preferred Stock dividends, by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents outstanding during the year: 7,580,000, 7,583,000 and 7,544,000 in 1995, 1994 and 1993, respectively (notes 4 and 5).

                                  NYCOR, INC.

                        DECEMBER 31, 1995, 1994 AND 1993

     Fully diluted earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents (assuming conversion of Preferred Stock) outstanding during the year: 10,133,000, 10,136,000 and 10,097,000 in 1995, 1994 and 1993, respectively. In 1995, 1994 and 1993, fully diluted earnings per share were anti-dilutive.

     RECLASSIFICATIONS: Certain items in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

2 -- TRANSACTIONS WITH FEDDERS

     Certain officers and directors of the Company are also officers and directors of Fedders Corporation ("Fedders") and have stockholdings in both companies. Since being acquired from Fedders in 1992, Rotorex has supplied Fedders with rotary compressors under a ten year supply agreement which requires Fedders to purchase certain minimum quantities, up to 800,000 units, on an annual basis. Sales to Fedders are at negotiated market prices and amount to $61,951,000, $60,381,000, and $36,697,000 during 1995, 1994 and 1993, respectively.

     In November 1995, the Company announced that a definitive agreement was reached to merge with Fedders. Under the terms of the agreement, NYCOR stockholders will receive Fedders Stock with a market value, as described in the agreement, of $6.25 on the effective date of the merger, for each share of NYCOR Common, Class A and Class B stock outstanding prior to the merger. Such consideration will be Fedders Class A stock, if the market value of such stock, as determined in accordance with the agreement, prior to the merger is $6.25 or higher per share. If the market value of Fedders Class A stock, as determined in accordance with the agreement, is less than $6.25 per share, NYCOR stockholders will receive shares of a new Fedders Convertible Preferred Stock with terms expected to support an initial market value of $6.25 per share.

3 -- INCOME TAXES

     At December 31, 1995, the Company had tax operating loss carryforwards of approximately $15,355,000, of which $10,912,000 expires in 1996 and the remainder of which expires between 1997 and 2010. The Company also had investment tax credit carryforwards of approximately $201,000 which expire in the period from 1996 through 2000 and alternative minimum tax ("AMT") credit carryforwards of approximately $1,373,000.

                                  NYCOR, INC.

                        DECEMBER 31, 1995, 1994 AND 1993

     Deferred tax liabilities and assets, which reflect the net tax effects of temporary differences between assets and liabilities for financial reporting and income tax purposes, consist of the following at December 31:

                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred tax liabilities -- tax over book amortization...........  $ 1,752     $ 1,082
                                                                       -------     -------
      Total deferred tax liabilities.................................  $ 1,752     $ 1,082
                                                                       -------     -------
    Deferred tax assets:
      Net operating loss carryforwards...............................    5,221       4,131
      AMT carryforwards..............................................    1,373       1,373
      Book over tax depreciation.....................................    1,088         709
      Warranty.......................................................      327         332
      Other..........................................................      836         816
    Valuation allowance for deferred tax assets......................   (7,093)     (6,279)
                                                                       -------     -------
      Total deferred tax assets......................................    1,752       1,082
                                                                       -------     -------
         Net deferred tax assets.....................................  $    --     $    --
                                                                       =======     =======

     The reconciliation of the provision for income taxes, at the U.S. federal statutory tax rates, to income tax expense is as follows:

                                                                1995       1994       1993
                                                               -------     -----     ------
                                                                      (IN THOUSANDS)
    Federal income tax at statutory rate.....................  $(1,259)    $ 291     $1,531
    Goodwill amortization....................................       87        87         87
    Utilization of tax loss carryforwards....................       --      (362)      (946)
    Operating losses with no current tax benefit.............    1,195        --         --
    Alternative minimum tax..................................       --        20         95
    Refund of federal tax....................................       --        --        (91)
    Foreign tax..............................................      292       155
    State taxes, net of federal benefit......................       43        30         86
                                                                 -----     ------    -------
                                                               $   358     $ 221     $  762
                                                                 =====     ======    =======

     The provision for income taxes for 1995 consists of current state and foreign taxes of $66,000 and $292,000, respectively. The provision for income taxes for 1994 consists of current federal, state and foreign taxes of $20,000, $46,000 and $155,000, respectively. The provision for income taxes for 1993 consists of deferred federal taxes of $627,000 and current state taxes of $135,000.

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

                                  NYCOR, INC.

                        DECEMBER 31, 1995, 1994 AND 1993

     Based on the circumstances that existed when the Company reclassified its accumulated deficit to additional paid-in capital in 1988 and adopted FAS 96, the SEC staff has indicated that they would not object to the Company's continued reporting of the tax benefit of its net operating loss carryforwards in the statement of operations. If SAB No. 86 had been applied, net income for 1994, and 1993 would have been reduced by $362,000, and $946,000, respectively. There would have been no effect on the balance sheet.

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

                                                                                      EXERCISE
                     (IN THOUSANDS OF SHARES)                        # OPTIONS         PRICE
                                                                     ---------     --------------
Options outstanding at December 31, 1992...........................      373       $2.31 to $2.50
Granted............................................................      368
Cancelled..........................................................        1
Exercised..........................................................       50
                                                                         ---
Options outstanding at December 31, 1993...........................      690       $2.31 to $3.88
Exercised..........................................................       95
                                                                         ---
Options outstanding at December 31, 1994...........................      595       $2.31 to $3.88
                                                                         ---
Cancelled..........................................................     (106)
                                                                         ---
Options outstanding at December 31, 1995...........................      489       $2.31 to $3.88
                                                                         ===
Options exercisable at December 31, 1995...........................       15

5 -- CAPITAL STOCK

     PREFERRED STOCK: The Preferred Stock is convertible into Common Stock and Class A Stock at a rate of 1.11 shares of Common Stock and 1.11 shares of Class A Stock for each share of Preferred Stock. Accordingly, at December 31, 1995, 1,276,500 shares of Common Stock and 1,276,500 shares of Class A Stock are reserved for issuance upon conversion. The Preferred Stock is also exchangeable in whole, but not in part, at the option of the Company for the Company's unissued 8 1/2% Convertible Subordinated Debentures due 2012 at the rate of $20 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will be convertible into Common Stock and Class A Stock at the conversion rate applicable to the Preferred Stock. The holders of Preferred Stock are entitled to receive upon liquidation $20 per share, plus accumulated and unpaid dividends to the date of distribution, before any distribution is made on the Common Stock, Class A Stock or Class B Stock. The Preferred Stock has an annual, cumulative dividend rate of $1.70 per share and has no voting rights. Subsequent to December 31, 1995 the Preferred Stock was exchanged for 8 1/2% Convertible Subordinated Debentures (note 10).

     COMMON STOCK: Shares of Common Stock are reserved for the conversion of Preferred Stock, Class A Stock and Class B Stock. At December 31, 1995, 571,890 shares are also reserved for issuance in connection with options not yet granted or exercised under the Company's stock option plans (note 4).

                                  NYCOR, INC.

                        DECEMBER 31, 1995, 1994 AND 1993

     CLASS A STOCK: Class A Stock has rights, including dividend rights, substantially identical to Common Stock, except that the Class A Stock is not entitled to vote except to the extent provided under Delaware law. Class A Stock will automatically be converted into Common Stock on a share-for-share basis whenever all of the Class B Stock converts into Common Stock and, accordingly, at December 31, 1995, 4,229,971 shares are reserved for such conversion. Additionally, 721,890 shares are reserved for issuance in connection with options not yet granted or exercised under the Company's stock option plans (note 4).

     CLASS B STOCK: Class B Stock is immediately convertible into Common Stock on a share-for-share basis and accordingly, at December 31, 1995, 714,100 shares of Common Stock are reserved for such conversion. Class B Stock has, in certain circumstances, greater voting power in the election of directors (10 votes per share) but receives a lower dividend (90%), if declared, than Common Stock and Class A Stock, and has limited transferability.

6 -- SHORT-TERM BORROWING

     The Company has a $3,000,000 revolving credit facility with a commercial bank collateralized by all tangible and intangible assets, except for the machinery and equipment of Rotorex, which expires April 30, 1996. The interest rate on the credit facility is one percentage point above the bank's prime rate (8 1/2% at December 31, 1995).

7 -- LONG TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                          1995        1994
                                                                         ------       ----
                                                                          (IN THOUSANDS)
    Capital lease obligation...........................................  $6,877       $33
    Capital lease obligation, current portion..........................   1,176        10
                                                                            ---       ---
    Long-term debt.....................................................  $5,701       $23
                                                                            ===       ===

     The Company has equipment which are under capital leases. The aggregate future minimum lease payments for the years ending December 31, 1995 are as follows: $1,176,000 in 1996, $1,308,000 in 1997, $1,449,000 in 1998, $1,405,000
in 1999, and $1,539,000 in 2000. The present value of minimum lease payments is $6,877,000, excluding $2,011,000 of interest.

8 -- COMMITMENTS AND CONTINGENCIES

     The Company leases certain property and equipment under operating leases which expire over the next five years. Most of these operating leases contain one of the following options: (a) the Company may, at the end of the initial lease term, purchase the property at the then fair market value or (b) the Company may renew its lease at the then fair market value for a period of one month to seven years. The Company has granted the lessor under the lease at Rotorex a security interest in machinery and equipment owned by Rotorex. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows: $2,042,000 in 1996, $1,876,000 in 1997, $1,807,000 in 1998, $1,704,000 in 1999 and $735,000 in 2000, and $958,000
thereafter. Minimum lease payments total $9,122,000. Total rent expense for all operating leases amounted to $1,408,000 in 1995, $1,208,000 in 1994, and $819,000 in 1993.

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

                                  NYCOR, INC.

                        DECEMBER 31, 1995, 1994 AND 1993

agreement has been determined based upon certain assumptions and is being amortized over the expected remaining years of service to the Company.

9 -- LITIGATION

     The Company is involved in litigation incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a materially adverse effect on the financial statements. In 1994, a judgment for approximately $1,200,000, exclusive of interest and costs, was rendered against the Company in a lawsuit dating from 1987. Subsequent to December 31, 1995 the Company paid $1,200,000 plus accrued interest in final settlement of this judgment. The amount of the total settlement payment was fully accrued as of December 31, 1995.

10 -- SUBSEQUENT EXCHANGE OF PREFERRED STOCK

     On March 15, 1996, the Company exchanged the Preferred Stock for 8 1/2% Convertible Subordinated Debentures due 2012 at the rate of $20 principle amount of Debenture for each share of Preferred Stock. As a result of this exchange long-term debt increased by $23,000,000, and total stockholders equity was reduced by a corresponding amount. Had this exchange occurred at the beginning of 1995, interest expense and net loss would have increased by $1,955,000, no Preferred Stock dividend would of been declared and net loss per share would not have changed from the reported amount.

11 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               1995 QUARTERS                                     1994 QUARTERS
                                -------------------------------------------       -------------------------------------------
                                  1ST         2ND         3RD         4TH           1ST         2ND         3RD         4TH
                                -------     -------     -------     -------       -------     -------     -------     -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AND MARKET PRICE DATA)
Net sales...................... $21,036     $19,707     $15,844     $22,280       $21,457     $23,083     $11,575     $19,122
                                =======     =======     =======     =======       =======     =======      ======     =======
Net income (loss).............. $ (899)     $ (328)     $(1,887)    $ (947)       $ 1,227     $   660     $(1,312)    $    60
                                =======     =======     =======     =======       =======     =======      ======     =======
Primary net income (loss) per
  share........................ $(0.18)     $(0.11)     $(0.31)     $(0.19)       $  0.10     $  0.02     $(0.24)     $ (0.05)
                                =======     =======     =======     =======       =======     =======      ======     =======
Market price per share:
    Common: High...............       31/4        215/16       215/16       57/8        51/2        43/4        51/8        3
            Low................       25/8        23/8        23/8        21/8          37/8        31/2        23/4        21/8
    Class A: High..............       27/8        23/4        31/8        51/2          43/4        41/2        5           27/8
           Low.................       23/8        23/8        23/8        21/8          31/4        31/8        21/2        2
    Preferred: High............      143/4       15          151/2       17            193/4       183/4       181/2       16
            Low................      13          12          121/4       131/2         171/4       17          151/4       131/4
Cash dividends declared:
  Preferred Stock.............. $ 0.425     $ 0.425     $ 0.425     $ 0.425       $ 0.850     $ 0.850     $ 0.850     $ 0.425
  Common Stock.................      --          --          --          --            --          --          --          --
  Class A Stock................      --          --          --          --            --          --          --          --
  Class B Stock................      --          --          --          --            --          --          --          --

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of NYCOR, Inc.

     We have audited the accompanying balance sheet of NYCOR, Inc., as of December 31, 1995 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NYCOR, Inc., as of December 31, 1995, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

BDO Seidman, LLP

Woodbridge, New Jersey
January 23, 1996, except for note 10,
which is as of March 16, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of NYCOR, Inc.

     We have audited the accompanying balance sheets of NYCOR, Inc., as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYCOR, Inc., at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in note 3 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Accounting Standard No. 109.

ERNST & YOUNG

Princeton, New Jersey
January 20, 1995

(A) 3.  EXHIBITS

EXHIBIT NO.                                      DESCRIPTION
- -----------   ----------------------------------------------------------------------------------
   (3)(i)     Certificate of Incorporation of NYCOR, Inc., included as Annex A to the
              Information Statement forming a part of the Company's Registration Statement on
              Form 10 and incorporated herein by reference.
     (ii)     Certificate of the Powers, Designation, Preference, Rights and Limitations of
              $1.70 Convertible Exchangeable Preferred Stock of NYCOR, Inc., filed as Exhibit
              (4) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1987 and incorporated herein by reference.
    (iii)     Certificate of Amendment of Certificate of Incorporation of NYCOR, Inc., filed as
              Exhibit (3)(iii) to the Company's Annual Report on Form 10-K for 1992 and
              incorporated herein by reference.
     (iv)     By-Laws of NYCOR, Inc., included as Annex B to the Information Statement forming a part of the Company's Registration Statement on Form 10 and incorporated herein by reference.
  (10)(i)     NYCOR, Inc. Stock Option Plan, included as Annex C to the Information Statement forming a part of the Company's Registration Statement on Form 10 and incorporated herein by reference.
     (ii)     NYCOR, Inc. Stock Option Plan I, filed as Exhibit (10)(ii) to the Company's Annual
              Report on Form 10-K for 1987 and incorporated herein by reference.
    (iii)     NYCOR, Inc. Stock Option Plan II, filed as Exhibit (10)(iii) to the Company's
              Annual Report on Form 10-K for 1988 and incorporated herein by reference.
     (iv)     NYCOR, Inc. Stock Option Plan III, filed as Exhibit (10)(iv) to the Company's
              Annual Report on Form 10-K for 1989 and incorporated herein by reference.
      (v)     NYCOR, Inc. Stock Option Plan IV, filed as Exhibit (10)(v) to the Company's Annual
              Report on Form 10-K for 1990 and incorporated herein by reference
     (vi)     Supply Agreement between Rotorex Company, Inc. and Fedders Nyorth America, Inc.
              dated September 28, 1992, filed as Exhibit (10)(vi) to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.
    (vii)     Agreement and Plan of Merger dated November 30, 1995 between Fedders Corporation and NYCOR, Inc., filed as Annex A to Registration Statement on Form S-4 of Fedders
              Corporation (Registration No. 333-00483) and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NYCOR, Inc.

                                          By: /s/ KENT E. HANSEN

                                            ------------------------------------
                                            Kent E. Hansen
                                            Vice President-Finance
                                            and General Counsel

Date: March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                 TITLE                    DATE
- ---------------------------------------------  -------------------------------  ---------------
/s/ SALVATORE GIORDANO                         Chairman of the Board             March 29, 1996
- ---------------------------------------------
Salvatore Giordano
/s/ SALVATORE GIORDANO JR.                     Vice Chairman and a Director      March 29, 1996
- ---------------------------------------------  (Principal Executive Officer)
Salvatore Giordano Jr.
/s/ JOSEPH GIORDANO                            Director                          March 29, 1996
- ---------------------------------------------
Joseph Giordano
/s/ WILLIAM J. BRENNAN                         Director                          March 29, 1996
- ---------------------------------------------
William J. Brennan
/s/ S.A. MUSCARNERA                            Director                          March 29, 1996
- ---------------------------------------------
S.A. Muscarnera
/s/ C.A. KEEN                                  Director                          March 29, 1996
- ---------------------------------------------
C.A. Keen
/s/ KENT E. HANSEN                             Vice President-Finance and        March 29, 1996
- ---------------------------------------------  General Counsel (Principal
Kent E. Hansen                                 Financial Officer)
/s/ EDWIN DIAZ                                 Controller (Principal             March 29, 1996
- ---------------------------------------------  Accounting Officer)
Edwin Diaz

                                                                     SCHEDULE II

                                  NYCOR, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                             (AMOUNTS IN THOUSANDS)

                                                     BALANCE AT     ADDITIONS
                                                     BEGINNING     CHARGED TO                  BALANCE AT
                                                     OF PERIOD       EXPENSE     DEDUCTIONS   END OF PERIOD
                                                    ------------   -----------   ----------   -------------
Allowance for doubtful accounts:
Year ended December 31, 1995......................      $409          $ 493         $295          $ 607
                                                    =========      =========     ========     =========
Year ended December 31, 1994......................      $336          $ 336         $263          $ 409
                                                    =========      =========     ========     =========
Year ended December 31, 1993......................      $313          $  54         $ 31          $ 336
                                                    =========      =========     ========     =========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Nycor, Inc.

     The audit referred to in our report dated January 23, 1996 relating to the consolidated financial statements of Nycor, Inc. which is contained in Item 8 of this Form 10-K, included the audit of the December 31, 1995 financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Woodbridge, New Jersey
January 23, 1996

                                EXHIBIT INDEX
                                -------------


                   Exhibit 27      Financial Data Schedule