Form 10-Q
period 1996-03-31
NYCOR INC /DE/
filed 1996-05-15
CIK 809066

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

For the Quarterly Period ended    March 31, 1996   or

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

                         Yes   X     No
                             -------    -------
The registrant has outstanding 2,810,868 shares of Common Stock, 4,062,124 shares of Class A Stock, and 713,575 shares of Class B
Stock (which is immediately convertible into Common Stock on a share-for-share basis) as of May 1, 1996.
<PAGE 2>

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


<PAGE 3>

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                           NYCOR, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
      (dollar amounts in thousands, except per share data)
                           (unaudited)

                                           First Quarter Ended
                                                  March 31
                                                1996    1995
Revenues:
 Net Sales                                     $24,731   $21,036

COGS                                            24,357    19,378
Selling, general and
administrative expense                           2,335     2,556
                                                --------  -------

Operating loss                                  (1,961)     (898)

Interest expense (income)(net of interest
 income of $28 as of March 31, 1996)               217       (29)
                                               --------  --------
Loss before income taxes                        (2,178)     (869)

Federal, foreign and state income taxes             74        30
                                               --------  --------
Net loss                                        (2,252)     (899)

Preferred Stock dividend requirement              (489)     (489)
                                               --------  --------
Net loss attributable to common stockholders   ($2,741)  ($1,388)
                                               ========  ========

Primary loss per share                          ($0.36)   ($0.18)
                                               ========  ========


Dividends per share declared:
 Preferred Stock                                $0.425    $0.425


<PAGE 4>
                            NYCOR, INC.
                   CONSOLIDATED BALANCE SHEETS
                  (dollar amounts in thousands)
                           (unaudited)

                                       March 31,     December 31,
                                         1996           1995
                                    -------------   -------------
ASSETS
- ------

Current assets:
    Cash                                  $  108          $1,533
    Accounts receivable (less allowance
       of $609 at March 31, 1996 and       5,260           2,215
       $607 at December 31, 1995)
    Accounts receivable from
       Fedders Corporation                   661           1,860
    Inventories:
        Finished goods                     2,040           1,021
        Work in process                    5,093           5,689
        Raw materials and supplies         7,288           5,073
    Other current assets                   1,197           1,417
                                        --------        --------
        Total current assets              21,647          18,808


Property, plant and equipment:
    Land                                   2,666           2,666
    Buildings and improvements            11,304          10,414
    Machinery & equipment                 26,851          27,534
                                        --------        --------
                                          40,821          40,614

    Less accumulated depreciation        (10,345)         (9,435)
                                        --------        ---------
     Net property, plant and equipment    30,476          31,179


Goodwill                                  41,946          41,124
Other assets                               1,465           2,391
                                        --------        ---------

        Total assets                     $95,534         $93,502
                                        ========        =========

<PAGE 5>
                           NYCOR, INC.
                   CONSOLIDATED BALANCE SHEETS
                  (dollar amounts in thousands)
                          (unaudited)

                                        March 31,    December 31,
                                           1996          1995
                                       ------------ -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities :
    Accounts payable                        $10,706      $ 7,709
    Accrued expenses                          3,774        4,724
    Current portion of capital
     lease obligations                        1,196        1,176
    Short-term debt                           3,000           -
    Other current liabilities                    80           81
                                           --------      -------
        Total current liabilities            18,756       13,690
Capital lease obligations                     5,399        5,701
Other long-term debt                            894          804
Subordinated Debentures                      22,806           -
Non-current portion of warranty expense         496          577
Stockholders' equity:
     Preferred Stock, $1 par value,
       5,000,000 shares authorized,
       1,150,000 shares issued and
       outstanding at December 31, 1995         -          1,150
     Common Stock, $1 par value,
       115,000,000 shares authorized,
       2,893,429 and 2,882,580 shares
       issued as of March 31, 1996 and
       December 31, 1995, respectively        2,893        2,882
     Class A Stock, $1 par value,
       100,000,000 shares authorized,
       4,240,720 and 4,229,971 shares
       issued as of March 31, 1996 and
       December 31, 1995, respectively        4,241        4,230
     Class B Stock, $1 par value,
       7,500,000 shares authorized,
       713,575 and 713,675 shares issued
       and outstanding as of March 31, 1996
       and December 31, 1995, respectively      714          714
     Additional paid-in capital              16,101       37,779
     Retained earnings from
       January 1, 1988                       24,387       27,128
     Less-treasury stock at cost:
       82,561 shares of Common
       Stock; 178,596 shares of
       Class A Stock                         (1,153)      (1,153)
                                           --------      --------
        Total stockholders' equity           47,183       72,370
                                           --------      --------
        Total liabilities and
         stockholders' equity               $95,534      $93,502
                                           ========      ========

<PAGE 6>
                           NYCOR, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (dollar amounts in thousands)
                           (unaudited)

                                              First Quarter Ended
                                                    March 31,
                                                1996      1995
                                               ------    -------
Cash flows from operations:
  Net loss                                     ($2,252)  ($  899)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                 963       778
      Amortization                                 342       400
      Increase in accounts receivable           (1,846)     (179)
      Decrease (increase) in inventories        (2,640)    1,063
      Increase (decrease) in other
       current assets                              223    (1,263)
      Increase in other assets                    (230)       (3)
      Increase in accounts payable               2,997     1,020
      Increase (decrease) in accrued expenses
       and taxes payable                          (951)      784
                                               --------  --------
      Net cash provided by (used in)
        operations                              (3,394)    1,701
                                               --------  --------
Cash flows from investing activities:
  Additions to property, plant and equipment      (262)     (612)
                                               --------  --------
       Net cash used in investing activities      (262)     (612)
                                               --------  --------
Cash flows from financing activities:
  Dividends paid                                  (489)     (489)
  Payments on capital leases                      (280)       (2)
  Increase in short-term borrowing               3,000         -
                                               --------  --------
       Net cash provided by (used in)
         financing  activities                   2,231      (491)
                                               --------  --------
Net increase (decrease) in cash and
  cash equivalents                              (1,425)      598

Cash and cash equivalents, beginning
  of period                                      1,533     1,981
                                               --------  --------
Cash and cash equivalents, end of period        $  108    $2,579
                                               ========  ========
Supplemental disclosure:
Interest paid                                     $702        $8

<PAGE 7>

                            NYCOR, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


(a)   Statement of information furnished
      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995, and the cash flows for the three months ended March 31, 1996 and 1995.


(b)   Earnings per share
      Primary earnings per share are computed by dividing net income less Preferred Stock dividends (declared or cumulating) by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents outstanding: 7,582,000 and 7,580,000 in the first quarter of 1996 and 1995, respectively. Fully diluted earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock, Class A Stock, Class B Stock and other common stock equivalents (assuming conversion of Subordinated Debentures) outstanding during the year: 10,113,000 and 10,133,000 in the first quarter of 1996 and 1995, respectively. (See Exhibit 11)


(c)   Exchange of Preferred Stock

      On March 15, 1996, the Company exchanged the Preferred Stock for the 8 1/2% Convertible Subordinated Debentures due 2012 at a rate of $20 principle amount of Debenture for each share of Preferred Stock. The Debentures are convertible into Common Stock at a rate of 1.11 shares of Common Stock and 1.11 shares of Class A Stock for each $20 in principle amount of Debentures. As a result of this exchange, long-term debt increased by $22,806,000, and total stockholders equity was reduced by $21,656,000.


(d)   Short-term borrowing

      The Company has a $3,000,000 revolving credit facility with a commercial bank collateralized by all tangible and intangible assets, except for the machinery and equipment at Rotorex. The facility expired April 30, 1996 and has been extended to July 31, 1996. The interest rate on the credit facility is one percentage point above the bank's prime rate (8.25% at March 31, 1996).
<PAGE 8>



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have influenced the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

BACKGROUND

NYCOR, Inc. (the "Company") is a holding company comprising two operating subsidiaries. Melcor Corporation ("Melcor"), is a manufacturer of solid state thermoelectric heat pump modules, which are used for special cooling and heating applications. Rotorex Company, Inc. ("Rotorex"), manufactures rotary compressors for room air conditioners.

RESULTS OF OPERATIONS

Net sales of $24.7 million for the quarter ended March 31, 1996 were $3.7 million higher than in the same period of 1995, reflecting higher sales of rotary compressors offset by lower sales of thermoelectric heating and cooling modules.

Gross profit for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995 decreased from $1.7 million to $0.4 million. The decrease in gross profit is largely attributable to continuing inefficiencies at the Company's rotary compressor operations as Rotorex continues efforts to operate an automated assembly system delivered in the third quarter of 1995. At Melcor, gross profit was impacted by lower sales.

Selling, general and administrative expenses for the quarter ended March 31, 1996 amounted to $2.3 million compared to $2.6 million for the quarter ended March 31, 1995. The net loss amounted to $2.3 million for the quarter ended March 31, 1996 compared to a $0.9 million net loss in the same period of 1995.

<PAGE 9>


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital is $2.9 million at March 31, 1996, compared to $5.1 million at December 31, 1995. In April 1996, the Company extended its $3,000,000 working capital line of credit which now expires July 31, 1996. The interest rate on the credit facility, which is with a commercial bank, is one percentage point over the prime rate. Management believes that the Company's cash flow from operations and financing arrangements are adequate to meet the needs of its operations and its future requirements.


<PAGE 10>

PART II     OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibit
       (10) Modification Agreement No. 4 to Loan Agreement dated
            April 29, 1996 among NYCOR, Inc., NYCOR North
            America, Inc., and Rotorex Company, Inc. and National
            Westminster Bank NJ

       (11) Statement re computation of per share earnings

b)     Reports on Form 8-K

       On March 27, 1996 the Company filed a Report on Form 8-K reporting the issuance of a news release on January 29, 1996 announcing its financial results for the year ending
       December 31, 1995.

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



                                          NYCOR, INC.


                                      By  /s/ Kent E. Hansen
                                          --------------
                                          Vice President-Finance
                                          and General Counsel



Date  May 14, 1996                    Signing both in his
      ---------------                 capacity as Vice President
                                      on behalf of the Registrant
                                      and as Chief Financial
                                      Officer of the Registrant

                  MODIFICATION AGREEMENT NO. 4




     This Modification Agreement No. 4 made and dated as of the 30th day of April, 1996 (the "Agreement"), by and among:

     NATWEST BANK N.A. (formerly known as NATIONAL WESTMINSTER
BANK NJ), a national banking association organized and existing under the laws of the United States Of America (the "Lender");
and

     NYCOR, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware
("NYCOR"); and

     NYCOR NORTH AMERICA, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware ("North America"); and

     MELCOR CORP., (formerly known as MATERIALS ELECTRONIC
PRODUCTS CORPORATION), a corporation duly organized, validly existing and in good standing under the laws of the State of New
Jersey ("MEP"); and

     ROTOREX COMPANY, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware ("Rotorex") (hereinafter NYCOR, North America, MEP and Rotorex shall be collectively referred to as the "Credit Parties" and individually referred to as a "Credit Party"); and

     Each Guarantor set forth on the signature page hereof (the
"Guarantors").

     WHEREAS, the Lender extended a $3,000,000 discretionary line of credit to the Credit Parties on April 23, 1993 pursuant to a certain loan agreement by and among the Lender and the Credit Parties as amended by a Modification Agreement ("Modification Agreement No. 1") dated as of April 29, 1994, by a Modification Agreement ("Modification Agreement No. 2") dated June 10, 1994,) and by a Modification Agreement dated April 28, 1995 ("Modification Agreement No. 3") the "Loan Agreement") and

     WHEREAS, this Agreement, the Agreement, Modification
Agreement No.1, Modification Agreement No.2 and Modification
Agreement No.3 shall be collectively included within the term the "Loan Documents"; and

     WHEREAS, the Lender has agreed to extend another discretionary line of credit in favor of the Credit Parties for letters of credit subject to the terms and conditions thereof;
and

     WHEREAS, the Lender and the Credit Parties now desire to further modify the Loan Agreement and the Loan Documents, to provide for a maturity and termination date for the subject credit facility of July 31, 1996, on which date all amounts outstanding under the Loan Documents will be due and payable.

     NOW, THEREFORE, the parties hereto, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, agree as follows:

     (1) Any word not otherwise defined herein shall have the meaning ascribed to such term in the Loan Agreement.



     (2)  The Loan Agreement is hereby amended as follows:

          (a) The definition of "Note" is hereby deemed to refer to the Discretionary Line Note executed and delivered by the Credit Parties in connection with this Agreement.

          (b) Section 2.07 is hereby deleted in its entirety and replaced with the following:

               "2.07 PRINCIPAL AND INTEREST PAYMENT DATES. The aggregate principal amount of all Extensions of Credit under the Line shall be due and payable on the maturity date of the then current Note; provided, however that if (i) on or before the 10th day prior to the maturity date of the then current Note the Bank notifies NYCOR on behalf of the Credit Parties that the maturity date of the then current Note will be extended for another 90 days, and (ii) each of the Credit Parties executes and delivers a new Note evidencing such extension to the Bank on or before the fifth day prior to such maturity date, then such maturity date will be so extended for the term of the new Note (i.e., 90 days). The Credit Parties hereby acknowledge that any such extension is expressly conditioned upon the execution and delivery by each of the Credit Parties of a new Note reflecting the extension on or before the fifth day preceding the maturity date of the then current Note. Notwithstanding the foregoing, under no circumstances will the Bank extend the maturity date of any Note to a date later than July 31, 1996 on which date all outstanding principal, interest and other sums accrued under this Loan Agreement shall be due and payable. If the Bank does not notify NYCOR on behalf of the Credit Parties of its intention to extend the maturity date of the then current Note on or before the 10th day prior to the maturity date of the then current Note, all interest, principal and other sums accruing under the Loan Agreement shall be due and payable on the maturity date of the then current Note. Interest on all outstanding Advances shall be due and payable on the last day of each month commencing April 30, 1993".

          (c) All terms and conditions of the Loan Agreement not expressly modified herein shall remain in full force and effect.

     (3)  The Loan Documents are hereby amended as follows:

          (a)  All references in the Loan Documents to any other
               Loan Document are hereby amended to include such Loan Documents as modified hereby.

     (4)  REPRESENTATIONS, WARRANTIES AND COVENANTS.
          (a) To induce Lender to enter into this Agreement, each Credit Party and each Guarantor jointly and severally represent, warrant and covenant to the Lender as of the date hereof that:

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

          (b) Each Credit Party does hereby reaffirm all of the Loan Documents to which it is a party, as of April 23, 1993 and as of the date hereof, as if set forth herein at length.

          (c) Each Guarantor does hereby reaffirm all its respective representations, warranties and covenants as set forth in the Loan Documents to which they are a party as of April 23, 1993 and as of the date hereof, as if set forth herein at length.

     (5)  EVENT OF DEFAULT.  Each Credit Party and each
Guarantor jointly and severally represent and warrant that there exists no condition which at present constitutes, or with the passage of time and the giving of notice would constitute, an Event of Default as defined in the Loan Agreement, the Note or any other Loan Document. Each Credit Party and each Guarantor hereby acknowledges that any material misrepresentation contained herein shall constitute any Event of Default as defined in the Loan Agreement.

     (6) FURTHER ASSURANCE. Each Credit Party and each Guarantor will execute such additional documents as may be reasonably requested by the Lender to reflect the terms and conditions of this Agreement and will cause to be delivered such certificates, legal opinions and other documents as are reasonably required by the Lender. In addition, the Credit Parties will pay all costs and expenses in connection with the preparation, execution and delivery of the documents executed in connection with this transaction, including, without limitation, the reasonable fees and out-of-pocket expenses of special counsel to the Lender as well as any and all filing and recording fees and stamp and other taxes with respect thereto and to save the Lender harmless from any and all such costs, expenses and liabilities.

     (7) RELEASE. TO INDUCE LENDER TO ENTER INTO THIS AGREEMENT, BORROWER AND GUARANTOR HEREBY RELEASE, ACQUIT AND FOREVER DISCHARGE LENDER, AND THE OFFICERS, DIRECTORS, AGENTS, EMPLOYEES, SUCCESSORS AND ASSIGNS OF LENDER FROM ALL LIABILITIES, CLAIMS, DEMAND, ACTIONS OR CAUSES OF ACTIONS OF ANY KIND (IF THERE BE ANY), WHETHER ABSOLUTE OR CONTINGENT, DISPUTED OR UNDISPUTED, AT LAW OR IN EQUITY, OR KNOWN OR UNKNOWN THAT IT NOW HAS OR EVER HAD AGAINST LENDER ARISING UNDER OR IN CONNECTION WITH ANY OF THE LOAN DOCUMENTS OR OTHERWISE.

     (8) NO WAIVER. Except as otherwise expressly provided in is Agreement, nothing herein shall be deemed to amend or modify any provision of the Loan Agreement or any of the other Loan Documents, each of which shall remain in full force and effect. This Agreement is not intended to be, nor shall it be construed to create, a novation or accord and satisfaction, and the Loan Agreement, as herein modified, shall continue in full force and effect. Notwithstanding any prior mutual temporary disregard of any of the terms of any of the Loan Documents, the parties agree that the terms of each of the Loan Documents shall be strictly adhered to on and after the date hereof.

     (9) FEES AND EXPENSES. The Borrowers, jointly and severally, agree to pay the following fees and expenses associated with this Agreement upon the execution and delivery hereof:

          (A)  Lender's counsel fees and expenses of $1,000.

    (10)  JURY TRIAL.  THE PARTIES HERETO EACH HEREBY WAIVE THE
RIGHT TO TRIAL BY JURY IN ACTION, SUIT, COUNTERCLAIM OR
PROCEEDING ARISING OUT OF OR RELATED TO THIS AGREEMENT.

    (11) COUNTERPARTS. Delivery of an executed counterpart of the signature page hereof by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

    (12) EFFECTIVENESS. This Agreement shall not become effective until counterparts hereof shall have been executed and delivered by each party hereto.

    (13) GOVERNING LAW. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New
Jersey.

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



                             LENDER
                             ------


                             NATIONAL WESTMINSTER BANK NJ


                             By: /s/ Keith Stinchcomb
                                 -------------------------------
                                 Keith Stinchcomb, Vice President




                                                       Exhibit 11
                            NYCOR, INC.
               EARNINGS PER SHARE COMPUTATIONS
        (amounts in thousands, except per share data)

                                              First Quarter Ended
                                                   March 31,
                                                 1996    1995
PRIMARY:
   Average number of common and common
     equivalent shares outstanding              7,582      7,580
                                              ========   =======
Net loss less preferred stock dividends       ($2,741)   ($1,388)
                                              ========   =======
Net loss per common share                      ($0.36)    ($0.18)
                                              ========   =======

FULLY DILUTED:
   Average number of common and common
     equivalent shares outstanding              7,582      7,580

   Additional average number of common
     shares assuming conversion of the
     preferred stock                            2,531      2,553
                                              --------   -------
   Average number of common and common
     equivalent shares outstanding assuming
     conversion of the preferred stock
                                               10,113     10,133
                                              ========   =======

Net loss                                      ($2,252)     ($899)
                                              ========   =======

   Net loss per common share                   ($0.22)    ($0.09)
                                              ========   =======